Form 10-Q
period 1995-06-30
CONSOLIDATED SILVER CORP
filed 1995-08-10
CIK 23778

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -------------

Commission file number      0-4846-3
                       ------------------------------------------

                       CONSOLIDATED SILVER CORPORATION
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Idaho                                        82-0288840
----------------------------------------            --------------------
 (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

  6500 Mineral Drive
  Coeur d'Alene, Idaho                                    83814-8788
----------------------------------------            --------------------
(Address of principal executive offices)                  (Zip Code)

                         208-769-4100
------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for at least the
past 90 days.    Yes  XX .   No     .
                     ----       ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding July 31, 1995
---------------------------------------   -------------------------
Common stock, par value $0.10 per share        8,205,683 shares

                        CONSOLIDATED SILVER CORPORATION

                                  FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1995


                                   I N D E X
                                   ---------

                                                                         PAGE

PART I. - Financial Information

     Item 1 - Balance Sheets - June 30, 1995 and
              December 31, 1994                                           3

            - Statements of Loss and Retained Deficit -
              Three Months and Six Months Ended
              June 30, 1995 and 1994                                      4

            - Statements of Cash Flows - Six Months Ended
              June 30, 1995 and 1994                                      5

            - Notes to Financial Statements                               6

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations               6


PART II. - Other Information

     Item 6 - Exhibits and Reports on Form 8-K                            8

                        PART I - FINANCIAL INFORMATION
                        CONSOLIDATED SILVER CORPORATION
                          Balance Sheets (Unaudited)
                                  __________

                                    ASSETS
                                                     June 30,    December 31,
                                                      1995           1994
                                                   -----------   ------------
Current assets:
  Cash and cash equivalents                        $   735,162    $   753,486
  Accounts receivable                                      500            500
  Income tax refund receivable                          16,074         13,439
  Other current assets                                   2,444            597
                                                   -----------    -----------
          Total current assets                         754,180        768,022
                                                   -----------    -----------
Properties, plant and equipment, at cost
  Mining properties                                    231,672        231,672
    Less - Accumulated depletion                      (231,672)      (231,672)
  Plant, equipment and facilities                    1,297,686      1,297,686
    Less - Accumulated depreciation                 (1,297,686)    (1,297,686)
                                                   -----------    -----------
                                                           - -            - -
                                                   -----------    -----------
          Total assets                             $   754,180    $   768,022
                                                   ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $    20,966    $     4,730
  Property taxes payable                                11,580         11,590
                                                   -----------    -----------
          Total current liabilities                     32,546         16,320
                                                   -----------    -----------
Preferred stock; $100 par value; authorized,
  issued and outstanding, 12,500 shares              1,250,000      1,250,000
                                                   -----------    -----------
Common stock; 10 cents par value; authorized,
  10,000,000 shares; issued 1995 and 1994,
  8,205,689 shares                                     820,569        820,569
Discount on common stock issued                       (190,709)      (190,709)
Capital surplus                                          3,015          3,015
Retained deficit                                    (1,161,217)    (1,131,149)
                                                   -----------    -----------
                                                      (528,342)      (498,274)
  Less, common stock reacquired at cost, 6 shares           24             24
                                                   -----------    -----------
                                                      (528,366)      (498,298)
                                                   -----------    -----------
    Total shareholders' equity                         721,634        751,702
                                                   -----------    -----------
    Total liabilities and shareholders' equity     $   754,180    $   768,022
                                                   ===========    ===========

The accompanying notes are an integral part of the financial statements.
                                      -3-

                        CONSOLIDATED SILVER CORPORATION


              Statements of Loss and Retained Deficit (Unaudited)

                                  ----------

                                Three Months Ended          Six Months Ended
                             ------------------------- ------------------------
                               June 30,     June 30,     June 30,     June 30,
                                1995         1994         1995         1994
                             -----------  -----------  -----------  -----------
Revenue:
  Rental income              $     1,500  $       - -  $     3,000  $       - -
  Transfer fees                      152           88          348          188
  Interest                        10,103        6,416       19,776       11,879
  Miscellaneous                      (60)         - -          460          - -
                             -----------  -----------  -----------  -----------
                                  11,695        6,504       23,584       12,067
Expenses:
  General and administrative      34,163       21,387       56,257       40,684
                             -----------  -----------  -----------  -----------

Net loss before
  income tax benefit             (22,468)     (14,883)     (32,673)     (28,617)
Income tax benefit                 1,054        5,359        2,605       10,688
                             -----------  -----------  -----------  -----------
Net loss                         (21,414)      (9,524)     (30,068)     (17,929)
Deficit at beginning of
  period                      (1,139,803)  (1,109,375)  (1,131,149)  (1,100,970)
                             -----------  -----------  -----------  -----------

Deficit at end of period     $(1,161,217) $(1,118,899) $(1,161,217) $(1,118,899)
                             ===========  ===========  ===========  ===========

Net income per share of
  common stock                     $ - -        $ - -        $ - -       $  - -
                                   =====        =====        =====       ======

Cash dividends per share           $ - -        $ - -        $ - -       $  - -
                                   =====        =====        =====       ======

Weighted average number of
  common shares outstanding    8,205,683    8,205,683    8,205,683    8,205,683
                               =========    =========    =========    =========




The accompanying notes are an integral part of the financial statements.

                            CONSOLIDATED SILVER CORPORATION

                         Statements of Cash Flows (Unaudited)

                                                        Six Months Ended
                                                    -------------------------
                                                      June 30,      June 30,
                                                        1995          1994
                                                    -----------   -----------

Operating activities:
  Net loss                                            $ (30,068)    $ (17,929)

  Change in:
    Income tax refund receivable                         (2,635)      (10,718)
    Other current assets                                 (1,847)          - -
    Accounts and property taxes payable                  16,226        (6,352)
                                                      ---------     ---------

Net cash used by operating activities                   (18,324)      (34,999)
                                                      ---------     ---------

Net decrease in cash and cash equivalents               (18,324)      (34,999)
Cash and cash equivalents at beginning of period        753,486       785,987
                                                      ---------     ---------

Cash and cash equivalents at end of period            $ 735,162     $ 750,988
                                                      =========     =========


















The accompanying notes are an integral part of the financial statements.

                        CONSOLIDATED SILVER CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


Note 1. Notes to the financial statements as of December 31, 1994, as set forth in the Company's 1994 Annual Report on Form 10-K, substantially apply to these interim financial statements and are not repeated here.

Note 2. The financial information given in the accompanying unaudited interim financial statements reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1994, was derived from the audited balance sheet described in Note 1 above.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     The Company's general financial condition declined slightly during the six-month period ending June 30, 1995. Cash and cash equivalents decreased from $753,486 at December 31, 1994 to $735,162 at June 30, 1995 principally due to continuing cash requirements for property care-and-maintenance expenses. Working capital also decreased from $751,702 at December 31, 1994 to $721,634 at June 30, 1995 primarily due to a decrease in cash and cash equivalents, as previously discussed, and an increase in current liabilities.

     The net loss of $21,414 for the three months ending June 30, 1995 increased $11,890, or 125%, compared to the $9,524 net loss for the same period ended June 30, 1994. The increase in the net loss was primarily due to a $12,776 increase in general and administrative expense resulting from increased consulting fees and labor costs coupled with a $4,305 reduction in income tax benefits, which were partially offset by a $5,191 increase in revenue due to increased interest and rental income.

     For the first six months of 1995, the Company incurred a net loss of $30,068 compared to a net loss of $17,929 for the same period ended June 30, 1994. The $12,139, or 68%, increase in the net loss is principally due to a $15,573 increase in general and administrative expenses, primarily consulting fees and labor costs, and a $8,083 decrease in income tax benefits; all of which were partially offset by a $7,897 increase in interest income and a $3,000 increase in rental income.

     On June 19, 1995, the Company agreed to sell its Consolidated Silver mine to Sunshine Precious Metals, Inc. The agreement, which is subject to approval by the Company's shareholders, requires Sunshine to pay the Company $750,000 and grant the Company a sliding scale royalty, which varies from two percent to four percent depending upon the change in the silver price from $4.99 to $7.00 per ounce, on any future production from the property. The Company expects to recognize a $750,000 pretax gain from the sale. The Company is also finalizing a definitive agreement with Hecla Mining Company, a major shareholder of the Company, to acquire Hecla's interest in Minera El Morro, S.A. de C.V. which holds the Ojo Caliente silver exploration project in Zacatecas, Mexico. The terms of the transaction, which were approved by the Company's Board of Directors, will be conditioned upon shareholder approval of the Sunshine transaction. The Company shall purchase its interest by reimbursing Hecla for its expenditures on the project incurred to the closing date, not to exceed $800,000.

     Management continues to evaluate a number of other business opportunities which may be available and believes the Company has sufficient cash and cash equivalents at June 30, 1995, to meet its present and intermediate financial requirements.

                          PART II - OTHER INFORMATION

                        CONSOLIDATED SILVER CORPORATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits

               Exhibit 10.1 - Purchase agreement between Consolidated Silver Corporation and Sunshine Precious Metals, Inc. dated July 1, 1995.

            (b)     Reports on Form 8-K

               Report on Form 8-K dated June 19, 1995, related to the sale of the Consolidated Silver mine property to Sunshine Precious Metals, Inc. and acquisition of the Ojo Caliente project.


Items 1, 2, 3, 4 and 5 of Part II are omitted from this report as inapplicable.


                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CONSOLIDATED SILVER CORPORATION
                                   ------------------------------------
                                             (Registrant)



Date:  August 10, 1995             By   /s/ RALPH R. NOYES
                                      ---------------------------------
                                        Ralph R. Noyes, President




Date:  August 10, 1995             By   /s/ J. T. HEATHERLY
                                      ----------------------------------
                                        J. T. Heatherly, Chief Accounting
                                           Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit
  No.                              Description
-------                  ---------------------------

10.1                     Purchase Agreement between Consolidated
                         Silver Corporation and Sunshine Precious
                         Metals, Inc. dated July 1, 1995

27                       Financial Data Schedule