Form 10-Q
period 1995-09-30
CONSOLIDATED SILVER CORP
filed 1995-11-14
CIK 23778

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-Q

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended SEPTEMBER 30, 1995

                                      OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                      to
                                ---------------------    ---------------------

 Commission file number                        0-4846-3
                        ------------------------------------------------------

                        CONSOLIDATED SILVER CORPORATION
 -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Idaho                                 82-0288840
 -----------------------------------------      ------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

            6500 Mineral Drive
           Coeur d'Alene, Idaho                          83814-8788
 -----------------------------------------      ------------------------------
 (Address of principal executive offices)                (Zip Code)

                                 208-769-4100
 -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for at least the past 90 days.    Yes  XX .    No     .
                                                   ----        ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding November 10, 1995
 -----------------------------------------     -----------------------------
 Common stock, par value $0.10 per share             9,455,683 shares

                        CONSOLIDATED SILVER CORPORATION

                                  FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                                   I N D E X
                                   ---------
                                                                         Page
                                                                         ----
PART I. - Financial Information

     Item l -  Balance Sheets - September 30, 1995 and December 31, 1994    3

            -  Statements of Loss and Retained Deficit - Three Months
               and Nine Months Ended September 30, 1995 and 1994            4

            -  Statements of Cash Flows - Nine Months Ended
               September 30, 1995 and 1994                                  5

            -  Notes to Financial Statements                                6

     Item 2 -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          6


PART II. - Other Information

     Item 2 -  Changes in Securities                                        8

     Item 4 -  Submission of Matters to a Vote of Security Holders          8

     Item 6 -  Exhibits and Reports on Form 8-K                             8

                        PART I - FINANCIAL INFORMATION

                        CONSOLIDATED SILVER CORPORATION

                          Balance Sheets (Unaudited)
                                  ----------

                                    ASSETS
                                    ------
                                                  September 30    December 31
                                                      1995           1994
                                                  ------------    -----------
Current assets:
  Cash and cash equivalents                        $   716,634     $  753,486
  Accounts receivable                                    1,481            500
  Income tax refund receivable                          16,074         13,439
  Other current assets                                   2,651            597
                                                   -----------     ----------

           Total current assets                        736,840        768,022
                                                   -----------     ----------

Property, plant and equipment, at cost
  Mining properties                                    231,672        231,672
    Less - Accumulated depletion                      (231,672)      (231,672)
  Plant, equipment and facilities                    1,303,120      1,297,686
    Less - Accumulated depreciation                 (1,297,908)    (1,297,686)
                                                    ----------     ----------
                                                         5,212            - -
                                                   -----------     ----------

           Total assets                            $   742,052     $  768,022
                                                   ===========     ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Accounts payable                                 $    41,350     $    4,730
  Property taxes payable                                17,371         11,590
                                                   -----------     ----------

           Total current liabilities                    58,721         16,320
                                                   -----------     ----------

Preferred stock; $100 par value; authorized,
  issued and outstanding, 12,500 shares                  - -        1,250,000
                                                   -----------     ----------
Common stock; 10 cents par value; authorized,
  10,000,000 shares; issued 1995 - 9,455,689,
  issued 1994 - 8,205,689                              945,569        820,569
Discount on common stock issued                       (190,709)      (190,709)
Capital surplus                                      1,128,015          3,015
Retained deficit                                    (1,199,520)    (1,131,149)
                                                    ----------     ----------
                                                       683,355       (498,274)
  Less, common stock reacquired at cost, 6 shares           24             24
                                                   -----------     ----------
                                                       683,331       (498,298)
                                                   -----------     ----------
           Total shareholders' equity                  683,331        751,702
                                                   -----------     ----------
           Total liabilities and
             shareholders' equity                  $   742,052     $  768,022
                                                   ===========     ==========

The accompanying notes are an integral part of the financial statements.

                                      -3-

                        CONSOLIDATED SILVER CORPORATION



                       Statements of Loss and Retained Deficit (Unaudited)

                                ---------------

                                  Three Months Ended          Nine Months Ended
                              --------------------------  --------------------------
                              September 30  September 30  September 30  September 30
                                  1995          1994          1995          1994
                              ------------  ------------  ------------  ------------
Revenue:
  Rental income               $     1,500    $       - -   $     4,500   $       - -
  Transfer fees                       256             52           604           240
  Interest                          9,459          7,460        29,235        19,339
  Miscellaneous                    20,000            - -        20,460           - -
                              -----------    -----------   -----------   -----------
                                   31,215          7,512        54,799        19,579
                              -----------    -----------   -----------   -----------
Expenses:
  General and administrative
    expenses                       66,576         21,419       122,833        62,103
  Exploration                       2,720            - -         2,720           - -
  Depreciation                        222            - -           222           - -
                              -----------    -----------   -----------   -----------
                                   69,518         21,419       125,775        62,103
                              -----------    -----------   -----------   -----------
Net loss before
  income tax benefit              (38,303)       (13,907)      (70,976)      (42,524)
Income tax benefit                    - -            501         2,605        11,189
                              -----------    -----------   -----------   -----------
Net loss                          (38,303)       (13,406)      (68,371)      (31,335)
Deficit at beginning of
  period                       (1,161,217)    (1,118,899)   (1,131,149)   (1,100,970)
                              -----------    -----------   -----------   -----------

Deficit at end of period      $(1,199,520)   $(1,132,305)  $(1,199,520)  $(1,132,305)
                              ===========    ===========   ===========   ===========
Net loss share of common
  stock                       $       - -    $       - -   $     (0.01)  $       - -
                              ===========    ===========   ===========   ===========

Cash dividends per share      $       - -    $       - -   $       - -   $       - -
                              ===========    ===========   ===========   ===========

Weighted average number of
  common shares outstanding     8,414,016      8,205,683     8,233,461     8,205,683

The accompanying notes are an integral part of the financial statements.

                                 CONSOLIDATED SILVER CORPORATION



                              Statements of Cash Flows (Unaudited)
                                          ------------

                                                       Nine Months Ended
                                                  ---------------------------
                                                  September 30   September 30
                                                      1995           1994
                                                  ------------   ------------
Operating activities:
  Net loss                                        $    (68,371)  $    (31,335)

Noncash elements included in net loss:
  Depreciation                                             222            - -

  Change in:
    Accounts receivable                                   (981)           - -
    Income tax refund receivable                        (2,635)       (11,219)
    Other current assets                                (2,054)        (1,492)
    Accounts and property taxes payable                 42,401         (1,229)
                                                  ------------   ------------

Net cash applied to operating activities               (31,418)       (45,275)
                                                  ------------   ------------

Investing activities:
  Property, plant and equipment                         (5,434)           - -
                                                  ------------   ------------

Net cash applied to investing activities                (5,434)           - -
                                                  ------------   ------------

Net decrease in cash and cash equivalents              (36,852)       (45,275)
Cash and cash equivalents at beginning of period       753,486        785,987
                                                  ------------   ------------

Cash and cash equivalents at end of period        $    716,634   $    740,712
                                                  ============   ============





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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's general financial condition declined during the nine-month period ending September 30, 1995. Cash and cash equivalents decreased from $753,486 at December 31, 1994 to $716,634 at September 30, 1995
principally   due  to  cash  requirements  for  general  and administrative costs and property care-and-maintenance expenses. Working capital also decreased from $751,702 at December 31, 1994 to $678,119 at September 30, 1995 primarily due to an increase in current liabilities and a decrease in cash and cash equivalents, as previously discussed.

     The net loss of $38,303 for the three months ending September 30, 1995 increased $24,897, or 186%, compared to the $13,406 net loss for the same
period  ended September 30, 1994.   The increase in the net loss was primarily
due to a $45,157 increase in general and administrative expenses resulting from increased labor and consulting fees, office administration costs, and
legal  expenses;  partially   offset  by  a  $23,703  increase  in   revenue
due to increased miscellaneous, interest and  rental income.   Miscellaneous
income increased $20,000 resulting from the non-refundable payments made by Sunshine Precious Metals, Inc. in connection with the proposed sale of the Company's Silver Summit mine which is subject to shareholder approval at its annual meeting of November 14, 1995. Commencing in June 1995, the costs associated with the care and maintenance of the Company's Silver Summit mine were assumed by Sunshine Precious Metals, Inc.

     For the first nine months of 1995, the Company incurred a net loss of $68,371 compared to a net loss of $31,335 for the same period ended
September 30,  1994.   The $37,036,  or 118%, increase in the net  loss is
principally due to a $60,730 increase in general and administrative expenses, consisting of consulting and labor costs, office administration costs, and legal
fees.  Additionally,  the income  tax benefit  decreased 8,584.   The  increase
in costs was partially offset by a $20,460 increase in miscellaneous income as described above, a $9,896 increase in interest income and a $4,500 increase in rental income.

     On September 21, 1995, the Company issued 1,250,000 shares of common stock to Hecla Mining Company (Hecla) in exchange for 12,500 shares of preferred stock

                                 CONSOLIDATED SILVER CORPORATION


held by Hecla which represented the total outstanding shares of the Company's preferred stock. Common stock held by Hecla at September 30, 1995 totals 7,418,300 shares which is approximately 78.45% of the Company's total outstanding common stock. The preferred stock previously held by Hecla has been canceled.

     The Company sent out a notice and proxy statement to each of the Company's shareholders on October 16, 1995 advising shareholders that the Company will hold its annual meeting on November 14, 1995. At the meeting shareholders will be asked to approve the sale of the Silver Summit mine to Sunshine Precious Metals, Inc. (Sunshine), elect six directors, approve certain amendments to the articles of incorporation, and approve the appointment of the Company's independent auditors.

     The Company plans to use the estimated $730,000 in proceeds from the sale of the Silver Summit mine to Sunshine and other available cash to invest in silver exploration projects. In this regard, the Company has entered into an agreement to acquire Hecla's right to earn a 50 percent interest in Minera
El Morro, S.A. de C.V., which holds the Ojo Caliente silver exploration project in Zacatecas, Mexico. The agreement will be effective upon Shareholder approval of the transaction with Sunshine. The other investor in the project is Minera Portree de Zacatecas, S.A. de C.V., a Mexican exploration company. The Company will acquire Hecla's interest in the project by reimbursing Hecla an amount equal to all expenditures incurred by Hecla in its acquisition and for exploration costs related to the Ojo Caliente Project. Hecla's expenditures on the project are expected to be approximately $500,000. In addition, should the Company decide to seek a partner to assist in developing the Ojo Caliente Project or putting it into production, Hecla will have the first opportunity to provide that assistance.

     The Ojo Caliente Project includes at least four zones of mineralization that have never been systematically explored. The main veins have been mapped and sampled recently by Hecla. The geology is similar to veins in the nearby Zacatecas District, which has produced more than 600 million ounces of silver. Past underground silver production in the Ojo Caliente area occurred in the 1600s. Hecla's exploration activity during 1995 consisted of seven (7) drill holes which tested two of the four vein systems. Results of the 1995 drilling confirmed the presence of the target veins at depth. The Company plans to continue the drilling program during 1996 to further explore the previously drilled vein systems at depth and to explore the additional two vein systems. The Company anticipates funding its payment to Hecla and the cost of future exploration at the Ojo Caliente Project from a combination of existing cash, including proceeds from the sale of the Silver Summit mine to Sunshine, and future financings. However, there can be no assurance that the Company will be able to complete one or more financings to raise additional funds.

     Management continues to evaluate a number of other silver exploration opportunities which may be available and believes the Company has sufficient cash and cash equivalents at September 30, 1995, to meet its present and intermediate financial requirements.
                                               -7-

                                   PART II - OTHER INFORMATION

                                 CONSOLIDATED SILVER CORPORATION

Item 2.    CHANGES IN SECURITIES

     On September 21, 1995, the Company issued 1,250,000 shares of common stock to Hecla Mining Company (Hecla) in exchange for 12,500 shares of preferred stock held by Hecla which represented the total outstanding shares of the Company's preferred stock. Common stock held by Hecla at September 30, 1995 totals 7,418,300 shares which is approximately 78.45% of the Company's total outstanding common stock. The preferred stock previously held by Hecla has been canceled.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company sent out a notice and proxy statement to each of the Company's security holders on October 16, 1995 advising that the Company will hold its annual meeting on November 14, 1995. At the meeting, security holders will be asked to consider and vote on the following issues:

          (a)  The sale of the Silver Summit mine to Sunshine Precious Metals,
               Inc.

          (b)  The election of six directors to the Board of Directors.

          (c) Approve certain amendments to the Amended Articles of Incorporation.

          (d)  Appoint Coopers & Lybrand as the Company's independent auditors.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                4 - Statement of Cancellation of Preferred Shares

               10 - Purchase and Sale Agreement dated August 23, 1995, between
                    Hecla Mining Company and Consolidated Silver Corporation, relating to the Ojo Caliente Project located in Zacatecas, Mexico.

               22 - Proxy Materials for Annual  Meeting of Shareholders to be
                    held November 14, 1995 (Incorporated by reference).

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               Report on Form 8-K dated September 21, 1995, relating to the issuance of common stock to Hecla Mining Company in exchange for preferred stock.

Items 1, 3, and 5 of Part II are omitted from this report as inapplicable.

                                           SIGNATURES
                                           ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CONSOLIDATED SILVER CORPORATION
                                       --------------------------------------
                                           (Registrant)



Date:  November 14, 1995                By    /s/ Ralph R. Noyes
                                           ----------------------------------
                                            Ralph R. Noyes, President



Date:  November 14, 1995                By    /s/ S. E. Hilbert
                                           ----------------------------------
                                            S. E. Hilbert, Chief Accounting
                                                 Officer

                                          EXHIBIT INDEX
                                          -------------
Exhibit
  No.                 Description
--------          ------------------

   4              Statement of Cancellation of Preferred Shares

  10 Purchase and Sale Agreement dated August 23, 1995, between Hecla Mining Company and Consolidated Silver Corporation, relating to the Ojo Caliente Project in Zacatecas, Mexico.

  22 Proxy Materials for Annual Meeting of Shareholders to be held November 14, 1995. Incorporated by reference from SEC Form 14A, Definitive Proxy Statement and Accompanying Materials, filed October 17, 1995, File #000-04846.

  27              Financial Data Schedule