Form 10-K405
period 1995-12-31
CONSOLIDATED SILVER CORP
filed 1996-04-01
CIK 23778

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 1995

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission File No.      0-4846-3
                    -----------------------------------------------------------


                                   CONSIL CORP.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Idaho                                             82-0288840
- -------------------------------                        ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

     Suite 500, 625 Howe Street
     Vancouver, B.C., Canada                                    V6C  2T6
- -------------------------------------------            ------------------------
(Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code)       604-331-0844
                                                      -------------------------

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                   ------------------------------------------
                   Common stock, par value 10 cents per share

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes    XX     No
                                                        --------     ------

          Indicate  by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          The aggregate market value of the registrant's voting common stock held by nonaffiliates was $2,281,869 as of March 1, 1996. As of March 1, 1996, there were 9,455,683 shares of the registrant's common stock outstanding.

                               PART I
                              ------

Item 1.   Business
          --------

     (a) ConSil Corp., formerly Consolidated Silver Corporation (the Company or ConSil), held mineral properties in Shoshone County, Idaho known as the Silver Summit mine which were leased effective August 1, 1980, to a joint venture composed of certain substantial stockholders of the Company. This lease was terminated by the lessees effective February 11, 1988. On November 1, 1988, the Company entered into a new Mining Lease and Agreement and a Participation Agreement (collectively, the Agreement) of its properties to ASARCO Incorporated (ASARCO). Due to continued depressed metals prices, the Agreement between the Company and ASARCO was terminated effective August 17, 1992. From 1992 to 1994, management of the Company endeavored to interest other companies in further exploration and development of the Company's property without success.

     On November 14, 1995, the Company's stockholders approved the sale of its interest in the Silver Summit mine and adjacent mining properties located in Shoshone County, Idaho to Sunshine Precious Metals, Inc. for a cash payment of $750,000, plus a variable production royalty tied to the price of silver.

     In December 1995, the Company purchased from Hecla Mining Company (Hecla), the majority stockholder of the Company, its interest in the Ojo Caliente exploration project for $706,822. The project is located near the town of Zacatecas, Mexico. The Company also entered into an agreement with Minera Hecla, S.A. de C.V. (Minera Hecla), a wholly owned subsidiary of Hecla, whereby Minera Hecla will conduct exploration work on the Ojo Caliente property and the Company will reimburse Minera Hecla (See Item 2. Properties) for actual costs incurred for exploration.

     Management continues to evaluate other potential mineral exploration projects and business opportunities with particular emphasis on properties in Mexico.

     At the annual meeting of the Company's stockholders held November 14, 1995, the stockholders adopted certain amendments to the Company's Articles of Incorporation, including changing the name of the Company to ConSil Corp. (See Item 4. Matters Voted on by Security Holders). In February 1996, the Company relocated its headquarters from Coeur d'Alene, Idaho to Vancouver, British Columbia, Canada.

     On February 13, 1996, the Company announced it had entered into a letter agreement for a three-month pre-option period to purchase a 100% interest in the Sombrerete silver mine in the state of Zacatecas, Mexico. The letter agreement calls for the Company to make three payments of $5,000 per month during the pre-option period to Grupo Catorce, S.A. de C.V. During this period, the Company will perform an investigation of the property, and at the end of the period, the Company can elect to enter into an option to purchase 100% of the property, subject to certain royalties defined therein.

     (b)  No information is presented as to Industry Segments.

     (c) The Company holds interests in mining and mineral-bearing exploration properties which, depending upon prices for the products (primarily silver), vary considerably in economic viability. The Company has no patents, licenses, franchises or concessions which are considered by the Company to be of importance. The business is not of a seasonal nature. Since the potential products (primarily silver) are traded on the open market, the Company has no control over the competitive conditions in the industry. There is no backlog of orders.

     The Company has spent no funds during the past three fiscal years on mineral research activities relating to the development of new products or services or the improvement of existing products or services.

     There are numerous federal, state and local laws and regulations in the United States and Mexico related to environmental protection which have direct application to mining and milling activities. The more significant of these laws deal with mined land reclamation and wastewater discharge from mines and milling operations. The Company does not believe that these laws and regulations as presently enacted will have a direct material adverse effect on its results of operations or financial condition. Further, the Company believes that adequate provision has been made for disposal of mine waste and mill tailings in a manner which complies with current federal and state environmental requirements.

     The Company currently has two employees. Accounting and administrative services are provided by employees of Hecla, the majority stockholder of the Company, for which a charge is made by Hecla.

     (d) The Company is primarily engaged in a mineral exploration project in Mexico, held through the Company's wholly owned Mexican subsidiary, Minera ConSil, S.A. de C.V.

Item 2.   Properties
          ----------

     On November 14, 1995, at the annual meeting of the Company, stockholders approved the sale of all of the Company's interest in the Silver Summit mine, plant, equipment and all patented and unpatented mining properties located in Shoshone County, Idaho, to

Sunshine  Precious Metals, Inc. for a cash payment of $750,000 plus
a variable production royalty tied to the price of silver.   A gain
on this sale of $750,000 was recognized in 1995.

     On December 22, 1995, the Company acquired Hecla's right to earn a 50 percent interest in Minera El Morro, S.A. de C.V., which holds the Ojo Caliente silver exploration project in Zacatecas, Mexico. The other investor in the project is Minera Portree de Zacatecas, S.A. de C.V., a Mexican exploration company. The Company acquired Hecla's interest in the project by reimbursing Hecla $706,822 for all expenditures incurred by Hecla in its acquisition and for exploration costs related to the Ojo Caliente project. In addition, should the Company decide to seek a partner to assist in developing the Ojo Caliente project or putting it into production, Hecla will have the first opportunity to provide that assistance. Minera Hecla, Hecla's wholly owned Mexican subsidiary, is conducting the exploration under ConSil's direction.

     The Ojo Caliente project includes at least four zones of mineralization that have never been systematically explored. The main veins have been mapped and sampled recently by Hecla. The geology is similar to veins in the nearby Zacatecas District, which has produced more than 600 million ounces of silver. Past underground silver production in the Ojo Caliente area occurred in the seventeenth century. Hecla's exploration activity during 1995 consisted of seven drill holes which tested two of the four vein systems. Results of the 1995 drilling confirmed the presence of the target veins at depth. The Company plans to continue the drilling program during 1996 to explore the previously drilled vein systems at further depth and to explore the additional two vein systems.

Item 3.   Legal Proceedings
          -----------------

     There are no pending legal proceedings.

Item 4.   Matters Voted on by Security Holders
          ------------------------------------

     The Company sent out a notice and proxy statement to each of the Company's security holders on October 16, 1995 advising that the Company would hold its annual meeting on November 14, 1995. At the meeting, security holders voted and passed the following resolutions:

REPORT OF INSPECTORS OF ELECTION:

1.  WITH RESPECT TO THE SALE OF THE SILVER SUMMIT MINE TO SUNSHINE:

                                     Percentage of          Percentage of
                                            Outstanding Shares      Shares Present
                                Shares       Entitled to Vote         at Meeting
                              ----------    ------------------      --------------
      Number of shares voted
        "For" the approval     8,627,663          91.2%                 99.7%

      Number of shares voted
      "Against" the approval       9,115           0.1%                  0.1%

      Number of shares
      "Abstaining" from voting    23,949           0.2%                  0.2%

      2.  WITH RESPECT TO THE NOMINATION AND ELECTION OF DIRECTORS:

                                              Percentage of         Percentage of
                                            Outstanding Shares      Shares Present
                               Shares        Entitled to Vote         at Meeting
                             ----------     ------------------      --------------
      Ralph R. Noyes          8,640,594            91.4%                99.8%
      Michael B. White        8,641,236            91.4%                99.8%
      Gerald G. Carlson       8,641,215            91.4%                99.8%
      Robert Stuart Angus     8,641,051            91.4%                99.8%
      William Weymark         8,641,141            91.4%                99.8%
      Charles F. Asher        8,638,218            91.3%                99.8%

      3.   WITH  RESPECT  TO  THE   APPROVAL  OF  ADOPTION  OF  CERTAIN
          AMENDMENTS    TO   THE   COMPANY'S   AMENDED   ARTICLES   OF
          INCORPORATION:

                                              Percentage of          Percentage of
                                            Outstanding Shares      Shares Present
                                Shares       Entitled to Vote         at Meeting
                              ----------    ------------------      --------------
      Number of shares voted
        "For" the approval     8,620,149          91.2%                 99.6%

      Number of shares voted
      "Against" the approval      11,053           0.1%                  0.1%

      Number of shares
      "Abstaining" from voting    23,949           0.2%                  0.3%

     4. WITH RESPECT TO THE APPROVAL OF AN AMENDMENT TO THE COMPANY'S AMENDED ARTICLES OF INCORPORATION TO INCREASE AUTHORIZED COMMON STOCK AND ALTER THE TERMS OF THE COMPANY'S PREFERRED STOCK:

                                                 Percentage of          Percentage of
                                               Outstanding Shares      Shares Present
                                   Shares       Entitled to Vote         at Meeting
                                 ----------    ------------------      --------------
      Number of shares voted
        "For" the approval        8,622,922          91.2%                 99.6%

      Number of shares voted
      "Against" the approval         19,479           0.2%                  0.2%

      Number of shares
      "Abstaining" from voting       12,750           0.1%                  0.2%

      5. WITH RESPECT TO THE APPROVAL OF AN AMENDMENT TO THE COMPANY'S AMENDED ARTICLES OF INCORPORATION TO ELIMINATE THE RIGHT OF CERTAIN STOCKHOLDERS TO A POSITION ON THE COMPANY'S BOARD OF DIRECTORS:

                                                 Percentage of          Percentage of
                                               Outstanding Shares      Shares Present
                                   Shares       Entitled to Vote         at Meeting
                                 ----------    ------------------      --------------
      Number of shares voted
        "For" the approval       8,628,224           91.2%                 99.7%

      Number of shares voted
      "Against" the approval        14,950            0.1%                  0.2%

      Number of shares
      "Abstaining" from voting      11,977            0.1%                  0.1%

6.   WITH RESPECT TO THE APPROVAL OF AN AMENDMENT TO  THE COMPANY'S AMENDED
     ARTICLES  OF   INCORPORATION  TO  ADD  A  PROVISION   WITH  REGARD  TO
     INDEMNIFICATION AND LIABILITY OF DIRECTORS, OFFICERS AND EMPLOYEES:

                                                 Percentage of         Percentage of
                                               Outstanding Shares      Shares Present
                                   Shares       Entitled to Vote         at Meeting
                                 ----------    ------------------      --------------
      Number of shares voted
        "For" the approval       8,616,181            91.1%                 99.6%

      Number of shares voted
      "Against" the approval        17,791             0.2%                  0.2%

      Number of shares
      "Abstaining" from voting      21,179             0.2%                  0.2%

      7.   WITH  RESPECT  TO  THE  APPROVAL  OF  AN  AMENDMENT  TO  THE
          COMPANY'S   AMENDED  ARTICLES  OF   INCORPORATION  ADDING  A
          PROVISION ELIMINATING CUMULATIVE VOTING RIGHTS OF COMMON SHARES IN THE ELECTION OF DIRECTORS TO THE COMPANY'S BOARD OF DIRECTORS:

                                                 Percentage of         Percentage of
                                               Outstanding Shares      Shares Present
                                   Shares       Entitled to Vote         at Meeting
                                 ----------    ------------------      --------------
      Number of shares voted
        "For" the approval       8,607,268            91.0%                 99.5%

      Number of shares voted
      "Against" the approval        17,969             0.2%                  0.2%

      Number of shares
      "Abstaining" from voting      29,914             0.3%                  0.3%

      8.  WITH RESPECT TO THE APPROVAL OF AUDITORS:

                                                 Percentage of         Percentage of
                                               Outstanding Shares      Shares Present
                                   Shares       Entitled to Vote         at Meeting
                                 ----------    ------------------      --------------
      Number of shares voted
        "For" the approval       8,629,276            91.3%                  99.7%

      Number of shares voted
      "Against" the approval         1,496             0.0%                   0.0%

      Number of shares
      "Abstaining" from voting      24,379             0.2%                   0.3%






                              PART II
                              -------

Item 5.   Market for the Registrant's Common Equity and Related
          -----------------------------------------------------
          Stockholder Matters
          -------------------

     The common stock of the Company has been traded since June 28, 1991, on the over-the-counter market and quotations are published on the National Association of Securities Dealers Automated Quotation (NASDAQ) Bulletin Board and in the National Quotation Bureau "pink sheets" under the symbol CSLV. There has not been an established trading market for the common stock and the below-described quotations, when available, do not constitute a reliable indication of the price that a holder of the common stock could expect to receive upon sale of any particular quantity thereof.

     The following table sets forth the high and low bid prices for the Company's common stock, as reported by the National Quotation Bureau and the Spokane Quotation Service for the quarterly periods indicated. The prices reported by the National Quotation Bureau and the Spokane Quotation Service represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                        Bid
                                        ---
                                   High         Low
                                  ------      ------
1995
     First Quarter                $  .62      $  .45
     Second Quarter                  .76         .55
     Third Quarter                  1.21         .72
     Fourth Quarter                 1.27         .92

1994
     First Quarter                $  .78      $  .68
     Second Quarter                  .77         .58
     Third Quarter                   .75         .55
     Fourth Quarter                  .75         .53

     The approximate number of holders of record of the Company's common stock as of March 1, 1996 was 3,479.

     There have been no dividends declared or paid since the Company's inception in 1969.

     In August 1995, Hecla, the majority stockholder of the Company, acquired Coeur d'Alene Mines Corporation's 630,888 shares of the Company's outstanding common stock which increased Hecla's holdings of the Company's outstanding common stock to 6,168,300 shares or 75.171% of the outstanding common stock. In September 1995, the Company issued Hecla 1,250,000 shares of common stock in exchange for Hecla's 12,500 shares of the Company's preferred stock which represented the total preferred stock outstanding. The preferred stock, formerly held by Hecla, was subsequently canceled. At December 31, 1995, Hecla held 7,418,300, or 78.453%, shares of the Company's outstanding common stock.

     In January 1996, the Company applied to the Vancouver Stock Exchange, Vancouver, British Columbia, to list and trade the Company's stock on the exchange. Approval of the listing is still pending.

Item 6.   Selected Financial Data
          -----------------------

                         1995         1994         1993         1992         1991
                       ---------   ----------   ----------   ----------   ----------
Revenues:
  Royalties            $     - -   $      - -   $      - -   $    7,516   $   12,000
  Other                  794,319       30,808       31,164      158,603       18,677
                       ---------   ----------   ----------   ----------   ----------

                         794,319       30,808       31,164      166,119       30,677
                       =========   ==========   ==========   ==========   ==========

Net income (loss)      $(514,731)  $  (30,179)  $  (35,167)  $   81,440   $   13,360
                       =========   ==========   ==========   ==========   ==========

Net income (loss)
  per common share     $   (0.06)  $      - -   $      - -   $     0.01   $      - -
                       =========   ==========   ==========   ==========   ==========

Total assets           $ 748,438   $  768,022   $  805,792   $  820,694   $  737,404
                       =========   ==========   ==========   ==========   ==========

Working capital        $ 394,831   $  751,702   $  781,881   $  817,048   $  337,420
                       =========   ==========   ==========   ==========   ==========

Redeemable preferred
  stock                $     - -   $1,250,000   $1,250,000   $1,250,000   $1,250,000
                       =========   ==========   ==========   ==========   ==========

Cash dividends               - -          - -          - -          - -          - -
                       =========   ==========   ==========   ==========   ==========

Item 7.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

1995 vs 1994
- ------------

     The Company's general financial condition declined during the year ended December 31, 1995. Cash and cash equivalents decreased from $753,486 in 1994 to $588,787 in 1995. The decline was due principally to cash requirements for the purchase of the Company's interest in the Ojo Caliente project, an income tax payment on the gain on the sale of the Silver Summit mine and adjacent mining properties and increased general and administrative expenses, which were partially offset by the proceeds from the sale of the Silver Summit mine. Working capital also decreased, from $751,702 in 1994 to $394,831 in 1995. The decrease in working capital was primarily due to the net decrease in cash and cash equivalents as previously discussed and an increase in accounts payable for amounts due on the purchase of the Company's interest in the Ojo Caliente exploration project.





     The net loss increased from $30,179 in 1994 to $514,731 in 1995. The increase in the net loss was due to exploration expenses, primarily the result of the purchase of the Company's interest in the Ojo Caliente exploration project for $706,822, noncash compensation expense totaling $228,800 related to common stock options granted by Hecla for the Company's common stock owned by Hecla, a $104,125 income tax provision primarily due to the sale of the Silver Summit mine and adjacent mining properties, and a $115,742 increase in general and administrative expenses other than noncash compensation related to stock options; all of which were partially offset by $750,000 in proceeds from the sale of the Silver Summit mine and related properties.

     On September 21, 1995, the Company issued 1,250,000 shares of common stock to Hecla in exchange for 12,500 shares of the Company's preferred stock held by Hecla which represented the total outstanding shares of the Company's preferred stock. The preferred stock previously held by Hecla was canceled. Common stock held by Hecla at December 31, 1995 totaled 7,418,300 shares which is approximately 78.453% of the Company's total outstanding common stock.

     The  Company used  the proceeds  from the  sale of  the Silver
Summit mine and other available cash to invest in silver exploration projects. In this regard, the Company acquired Hecla's right to earn a 50 percent interest in Minera El Morro, S.A. de C.V., which holds the Ojo Caliente silver exploration project in Zacatecas, Mexico. The other investor in the project is Minera Portree de Zacatecas, S.A. de C.V., a Mexican exploration company. The Company acquired Hecla's interest in the project by reimbursing Hecla $706,822 for all expenditures incurred by Hecla in its acquisition and for exploration costs related to the Ojo Caliente project. In addition, should the Company decide to seek a partner to assist in developing the Ojo Caliente project or putting it into production, Hecla will have the first opportunity to provide that assistance. Minera Hecla, Hecla's wholly owned Mexican subsidiary, is conducting the exploration under ConSil's direction.

     The Ojo Caliente project includes at least four zones of mineralization that have never been systematically explored. The main veins have been mapped and sampled recently by Hecla. The geology is similar to veins in the nearby Zacatecas District, which has produced more than 600 million ounces of silver. Past underground silver production in the Ojo Caliente area occurred in the seventeenth century. Hecla's exploration activity during 1995 consisted of seven drill holes which tested two of the four vein systems. Results of the 1995 drilling confirmed the presence of the target veins at depth. The Company plans to continue the drilling program during 1996 to explore the previously drilled vein systems at further depth and to explore the additional two vein systems.

     Minimum exploration and development commitments for the Ojo Caliente project total $265,000, $1,000,000 and $1,200,000 for the years ending March 1996, 1997, and 1998, respectively. The $265,000 requirement for the first period was satisfied by September 30, 1995. In fiscal 1996, the Company anticipates spending a minimum of approximately $500,000 on Ojo Caliente exploration and development to satisfy minimum spending requirements. However, this amount could increase if the Company is able to raise funds to accelerate exploration efforts. The Company anticipates funding the cost of future exploration at the Ojo Caliente project from a combination of existing cash and cash equivalents and future financing arrangements. These financing arrangements may include the issuance of common or preferred stock in 1996. However, there can be no assurance that the Company will be able to complete one or more financing arrangements to raise additional funds.

     On February 13, 1996, the Company announced it had entered into a letter agreement for a three-month pre-option period to purchase a 100% interest in the Sombrerete silver mine in the state of Zacatecas, Mexico. The letter agreement calls for the Company to make three payments of $5,000 per month during the pre-option period to Grupo Catorce, S.A. de C.V. During this period, the Company will perform an investigation of the property, and at the end of the period, the Company can elect to enter into an option to purchase 100% of the property, subject to certain royalties defined therein.

     On February 1, 1996, the Company entered into a four-year noncancellable office space lease for $2,150 (Canadian) per month.

     The Company adopted the provisions of Statement of Financial Accounting Standards, No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) effective January 1, 1995. The adoption of the provisions of SFAS No. 121 had no material effect on the results of operations, financial condition, or cash flows of the Company.

1994 vs 1993
- ------------

     The Company's general financial condition declined during 1994. Cash and cash equivalents decreased from $785,987 in 1993 to $753,486 in 1994, primarily due to the use of cash for the care and maintenance of the Company's Silver Summit mine property. Working capital declined from $781,881 to $751,702 in 1994 due to the costs of maintaining the property and a decrease in income tax refunds receivable which were partially offset by a decrease in accounts and property taxes payable.

     The net loss decreased $4,988 from $35,167 in 1993 to $30,179 in 1994. The decline in the net loss was primarily due to a $11,726 decrease in general and administrative costs which was partially offset by a $6,382 decrease in income tax benefits resulting from 1994 operating losses carried back to prior years being less than 1993 losses.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

     See Item 14 for index of Financial Statements and Supplemental Data filed herewith.

Item 9.   Changes in and Disagreements with Accountants on
          ------------------------------------------------
Accounting and Financial Disclosures

     None.
                                -12-

                 REPORT OF INDEPENDENT ACCOUNTANTS
                 ---------------------------------


The Board of Directors
  and Stockholders
ConSil Corp.

We have audited the consolidated financial statements of ConSil Corp. (formerly Consolidated Silver Corporation) and subsidiary as listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted au-diting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial po-sition of ConSil Corp. and subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 3 to the financial statements, the Company changed its methods of accounting for long-lived assets in 1995 and income taxes in 1993.

/s/ COOPERS & LYBRAND L.L.P.

Spokane, Washington

March 26, 1996

                                  CONSIL CORP.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994

                                    ----------

                                                     ASSETS

                                                                       1995               1994
                                                                    -----------        ----------
Current assets:
   Cash and cash equivalents                                        $   588,787        $  753,486
   Accounts receivable                                                    1,410               500
   Income tax refund receivable                                          46,344            13,439
   Deferred income taxes                                                 33,000               - -
   Other current assets                                                   7,957               597
                                                                    -----------        ----------

          Total current assets                                          677,498           768,022
                                                                    -----------        ----------
Property, plant and equipment:
   Mining properties                                                        - -           231,672
      Less - Accumulated depletion                                          - -          (231,672)
   Plant, equipment and facilities                                        5,434         1,297,686
      Less - Accumulated depreciation                                      (494)       (1,297,686)
                                                                    -----------        ----------

                                                                          4,940               - -

Deferred income taxes                                                    66,000               - -
                                                                    -----------        ----------

          Total assets                                              $   748,438        $  768,022

                                                                    ===========        ==========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - Hecla Mining Company                          $   279,598        $    1,286
   Accounts payable - trade                                               3,069             3,444
   Property taxes payable                                                   - -            11,590
                                                                    -----------        ----------

          Total current liabilities                                     282,667            16,320
                                                                    -----------        ----------
Commitments (Notes 2 and 8)

Preferred stock; 1995 - $0.25 par value; authorized,
   10,000,000 shares; issued and outstanding, none;
   1994 - $100 par value; authorized,
   issued and outstanding, 12,500 shares                                    - -         1,250,000
                                                                    -----------        ----------
Common stock; $0.10 par value; 1995 - authorized,
   20,000,000 shares; issued 9,455,689 shares; 1994 -
   authorized, 10,000,000 shares; issued 8,205,689 shares               945,569           820,569
Discount on common stock                                               (190,709)         (190,709)
Capital surplus                                                       1,356,815             3,015





Accumulated deficit                                                  (1,645,880)       (1,131,149)
Less: Common stock reacquired at cost (6 shares)                            (24)              (24)
                                                                    -----------        ----------
                                                                        465,771          (498,298)
                                                                    -----------        ----------
          Total stockholders' equity                                    465,771           751,702
                                                                    -----------        ----------

          Total liabilities and stockholders' equity                $   748,438        $  768,022

                                                                    ===========        ==========

                                    The accompanying notes are an integral part
                                     of the consolidated financial statements.

                                          CONSIL CORP.

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                      For the years ended December 31, 1995, 1994 and 1993
                                            _________

                                                      1995          1994          1993
                                                  -----------   -----------   -----------
Revenue:
  Interest                                        $    38,015   $    28,452   $    22,438
  Transfer fees                                           844           356           564
  Gain on sale of surface and
    timber rights                                         - -           - -         5,562
  Gain on sale of mining property                     750,000           - -           - -
  Other                                                 5,460         2,000         2,600
                                                  -----------   -----------   -----------
                                                      794,319        30,808        31,164
                                                  -----------   -----------   -----------
Expenses:
  General and administrative                          419,475        74,933        86,659
  Exploration                                         784,956           - -           - -
  Depreciation                                            494           - -           - -
                                                  -----------   -----------   -----------
                                                    1,204,925        74,933        86,659
                                                  -----------   -----------   -----------

Loss before income taxes                             (410,606)      (44,125)      (55,495)

Income tax provision (benefit)                        104,125       (13,946)      (20,328)
                                                  -----------   -----------   -----------

Net loss                                          $  (514,731)  $   (30,179)  $   (35,167)
                                                  ===========   ===========   ===========

Net loss per share of common stock                $     (0.06)  $       - -   $       - -
                                                  ===========   ===========   ===========

Weighted average number of
  common shares outstanding                         8,365,939     8,205,683     8,205,683
                                                  ===========   ===========   ===========

                             The accompanying notes are an integral
                        part of the consolidated financial statements.

                                   CONSIL CORP.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the years ended December 31, 1995, 1994 and 1993
                                           __________

                                                      1995          1994          1993
                                                   ----------    ----------    ---------
Operating activities:
  Net loss                                         $ (514,731)   $  (30,179)   $  (35,167)
  Adjustments to reconcile net loss
    to net cash used by operations:
      Gain on sale of surface and timber rights           - -           - -        (5,562)
      Gain on sale of mining property                (750,000)          - -           - -
      Compensation expense associated with
        stock options                                 228,800           - -           - -
      Depreciation                                        494           - -           - -
      Deferred income tax benefit                     (99,000)          - -           - -

  Change in:
    Accounts receivable                                  (910)         (500)          - -
    Income tax refund receivable                      (32,905)        6,366       (13,139)
    Other current assets                               (7,360)         (597)          - -
    Accounts payable                                  277,937        (5,460)        6,544
    Property taxes payable                            (11,590)       (2,131)       13,721
                                                   ----------    ----------    ----------

  Net cash used by operating activities              (909,265)      (32,501)      (33,603)
                                                   ----------    ----------    ----------
Investing activities:
  Proceeds from sale of surface and
    timber rights                                         - -           - -         5,562
  Proceeds from sale of mining property               750,000           - -           - -
  Acquisition of plant, equipment and facilities       (5,434)          - -           - -
                                                   ---------     ----------    ----------

  Net cash provided by investing activities           744,566           - -         5,562
                                                   ----------    ----------    ----------

Net decrease in cash and cash equivalents            (164,699)      (32,501)      (28,041)

Cash and cash equivalents at beginning
  of year                                             753,486       785,987       814,028
                                                   ----------    ----------    ----------

Cash and cash equivalents at end of year           $  588,787    $  753,486    $  785,987
                                                   ==========    ==========    ==========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                       $  236,000    $      - -    $      - -
                                                   ==========    ==========    ==========

  For noncash financing activities see Notes 4 and 5

                             The accompanying notes are an integral
                        part of the consolidated financial statements.
                                              -16-

                                          CONSIL CORP.

                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      For the Years Ended December 31, 1995, 1994 and 1993

                                         _______________

                                                                                 Discount
                                                                                    on
                                  Preferred Stock          Common Stock           Common      Capital     Accumulated    Treasury
                                ----------------------  ----------------------
                                 Shares      Amount       Shares      Amount       Stock      Surplus       Deficit       Stock
                                -------    -----------  ----------   ---------   ----------  ----------   ------------   --------
Balances, December 31, 1992       12,500   $ 1,250,000   8,205,689   $ 820,569   $(190,709)  $    3,015   $(1,065,803)   $  (24)

Net loss                                                                                                      (35,167)
                                --------   -----------   ---------   ---------   ---------   ----------   -----------    ------

Balances, December 31, 1993       12,500     1,250,000   8,205,689     820,569    (190,709)       3,015    (1,100,970)      (24)

Net loss                                                                                                      (30,179)
                                --------   -----------   ---------   ---------   ---------   ----------   -----------    ------

Balances, December 31, 1994       12,500     1,250,000   8,205,689     820,569    (190,709)       3,015    (1,131,149)      (24)

Net loss                                                                                                     (514,731)

Deemed capital contributions
  relating to common stock
  options granted by Hecla
  Mining Company                                                                                228,800

Common stock issued to
  Hecla Mining Company in
  exchange for preferred
  stock                         (12,500 )   (1,250,000)  1,250,000     125,000                1,125,000
                                --------   -----------   ---------   ---------   ---------   ----------   -----------    ------

Balances, December 31, 1995          - -   $       - -   9,455,689   $ 945,569   $(190,709)  $1,356,815   $(1,645,880)   $  (24)
                                ========   ===========   =========   =========   =========   ==========   ===========    ======


                                    The accompanying notes are an integral
                                part of the consolidated financial statements.

                            CONSIL CORP.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                             ----------


1.   Summary of Significant Accounting Policies
     ------------------------------------------
     Organization
     ------------

     ConSil Corp. (the Company or ConSil), formerly Consolidated Silver Corporation, and its wholly owned subsidiary Minera ConSil, S.A. de C.V. (formed on December 20, 1995) currently hold interests in mining and mineral-bearing properties in Mexico. Although the Company has no operating properties, its management continues to evaluate potential mineral exploration projects and business opportunities with particular emphasis on properties in Mexico.

     The accompanying consolidated financial statements include the accounts of ConSil and its wholly owned subsidiary. All significant intercompany transactions and accounts are eliminated in consolidation. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     At December 31, 1995, the Company had 9,455,683 common shares outstanding of which Hecla Mining Company (Hecla, the majority stockholder of the Company) owned 7,418,300 shares or 78.453% of the issued shares.

     Property, Plant and Equipment
     -----------------------------

     Property, plant and equipment are stated at the lower of cost or estimated net realizable value. Maintenance, repairs and renewals are charged to operations. Betterments of a major nature are capitalized. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations. Depreciation is based on the estimated useful lives of assets and is computed using the straight-line method.

     The Company adopted the provisions of Statement of Financial Accounting Standards, No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) effective January 1, 1995. The adoption of the provisions of SFAS No. 121 had no material effect on the results of operations, financial condition, or cash flows of the Company.

     Exploration
     -----------

     Exploration costs are charged to operations as incurred. The purchase of Hecla's interest in the Ojo Caliente exploration project in 1995, which principally included a reimbursement of Hecla's exploration costs expended on the property (see Note
     2), was charged to operations.

     Net Loss Per Share
     ------------------

     Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period.

     Cash Equivalents
     ----------------

     The Company considers cash equivalents to be highly liquid investments purchased with a remaining maturity of three months or less. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with institutions of high credit-worthiness. At times such investments may be in excess of the FDIC insurance limit.

     Income Taxes
     ------------

     The Company records deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in its financial statements. Deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

     Reclassifications
     -----------------

     Certain 1994 and 1993 financial statement amounts have been reclassified to conform to the 1995 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

2.   Mineral Rights
     --------------

     In December 1995, the Company purchased from Hecla its interest in the Ojo Caliente exploration project located near the town of Zacatecas in the state of Zacatecas, Mexico, for $706,822. At December 31, 1995, the Company had made payments to Hecla totaling $501,646 and recorded a current liability of $205,176 for the balance due Hecla.

     In conjunction with the Ojo Caliente purchase, the Company's wholly owned Mexican subsidiary, Minera ConSil, entered into an agreement with Minera Hecla, S.A. de C.V. (Minera Hecla), a wholly owned subsidiary of Hecla, whereby Minera Hecla would carry out exploration activities on the Ojo Caliente project for which the Company would reimburse Minera Hecla for its costs. During the year ended December 31, 1995, the Company incurred $78,134 of additional exploration expense under this agreement. At December 31, 1995, $70,469 of these exploration services are included in accounts payable.

     The Company has a commitment to spend the following minimum amounts on exploration and development at the Ojo Caliente exploration project (any amounts spent in excess of any one year's commitment can be applied to the minimum expenditures of the following year):

               Period Covered           Minimum Spending
          ------------------------      ----------------
          April 1995 to March 1996        $   265,000
          April 1996 to March 1997          1,000,000
          April 1997 to March 1998          1,200,000
                                          -----------
                                          $ 2,465,000
                                          ===========

     If the Company does not spend the above minimum amounts, the Company's rights to the property will terminate.

     The commitment for April 1995 to March 1996 was satisfied as of September 30, 1995 by Hecla, prior to the Company's purchase from Hecla.

     On February 13, 1996, the Company announced it had entered into a letter agreement for a three-month pre-option period to purchase a 100% interest in the Sombrerete silver mine in the state of Zacatecas, Mexico. The letter agreement calls for the Company to make three payments of $5,000 per month during the pre-option period to Grupo Catorce, S.A. de C.V. During this period, the Company will perform an investigation of the property, and at the end of the period, the Company can elect to enter into an option to purchase 100% of the property, subject to certain royalties defined therein.

     In November 1995, the Company completed the sale of the Silver Summit mine property located in Shoshone County, Idaho, to Sunshine Precious Metals, Inc. (Sunshine). The sales agreement conveyed all of the Company's subsurface mineral rights and the mill site in exchange for a cash payment of $750,000 to the Company. The Company also transferred all on-site reclamation and environmental liabilities to Sunshine. All off-site reclamation and environmental liabilities, if any, related to the Silver Summit mine property were retained by the Company. In addition, Sunshine shall pay the Company a variable production royalty, based on the price of silver, ranging from 2.0% to 4.0% of the net smelter returns. The assets sold had no net book value; therefore, the Company recognized the $750,000 as a gain on sale of the mining property.

3.   Income Taxes
     ------------

     The components of the Company's income tax provision (benefit) for the years ended December 31, 1995, 1994 and 1993 are as follows:

                            1995       1994       1993
                          --------   --------   --------
          Current:
            Federal       $164,112   $(11,630)  $(13,803)
            State           39,013     (2,316)    (6,525)
                          --------   --------   --------

                           203,125    (13,946)   (20,328)
                          --------   --------   --------

          Deferred:
            Federal        (80,000)       - -        - -
            State          (19,000)       - -        - -
                          --------   --------   --------

                           (99,000)       - -        - -
                          --------   --------   --------

          Total           $104,125   $(13,946)  $(20,328)
                          ========   ========   ========

     The income tax provision (benefit) for the years ended December 31, 1995, 1994 and 1993 differs from the amounts which would be provided by applying the statutory federal income tax rate to the loss before income taxes. The reasons for the differences are as follows:

                                1995       %      1994       %      1993       %
                              ---------  -----  ---------  -----  --------   -----
     Computed "statutory"
       benefit               $(139,606)   (34)  $(15,003)   (34)  $(18,868)   (34)
     Effect of surtax
       exemption                   - -    - -      3,373      7      5,065      9
     Effect of nondeductible
       compensation             77,792     19        - -    - -        - -
     Valuation allowance due
       to uncertainty of
       recovery of income
       tax assets              197,714     48        - -    - -        - -    - -
     Effect of state
       income taxes            (31,775)    (8)    (2,316)    (5)    (6,525)   (12)
                             ---------   ----   --------    ---   --------    ---

                             $ 104,125     25%  $(13,946)   (32)% $(20,328)   (37)%
                             =========   ====   ========   ====   ========   ====

      At December 31, 1995, the Company had the following deferred tax asset:

          Capitalized exploration costs $ 296,714
          Valuation allowance            (197,714)
                                        ---------

          Net deferred tax asset        $  99,000
                                        =========

     The Company has recorded the above valuation allowance to reflect the estimated amount of the deferred tax asset which may not be realized principally due to limitation of the refunds available during the carryback period and the uncertainty regarding the generation of future taxable income to utilize reversing deductible items. The realization of the Company's future deductible items that are not recoverable through the refund of prior income taxes is dependent upon the Company's ability to generate future taxable income. If it becomes more likely than not that the Company will generate future taxable income, the valuation allowance could be adjusted in the near term.

4.   Common and Preferred Stock
     --------------------------

     In  September 1995,  the  Company issued  1,250,000 shares  of common stock to Hecla in exchange for 12,500 shares of preferred stock held by Hecla which represented the total outstanding shares of preferred stock. The preferred shares previously held by Hecla were subsequently canceled. The rights of the authorized preferred stock will be determined by the Board of Directors, if and when any preferred stock is issued.

5.   Related Party Transactions
     --------------------------

     In addition to related party transactions described in Notes 2 and 4, during the years ended December 31, 1995, 1994 and 1993, general and administrative expenses of $88,172, $26,885, and $28,082, respectively, were charged to the Company by Hecla.

     On November 14, 1995, Hecla granted the Company's President and Chairman of the Board of Directors the following options to purchase the Company's common stock which is currently owned by Hecla:

                  Option
                  Price              Shares
               -----------         ---------
                     $0.10           400,000
                     $0.50           600,000(1)
                     $1.00           600,000(2)
               -----------         ---------
               $0.10-$1.00         1,600,000

          (1)  Contingent upon obtaining financing, as defined.
          (2) Contingent upon the delivery of a mining feasibility study.

     The non-contingent options are fully vested and expire in November 1999.

     The estimated fair value of the Company's common stock at the date of grant exceeded the $0.10 option price. Accordingly, the Company has recorded $228,800 of compensation expense and a related capital contribution from Hecla relating to these options. Additional compensation expense may be recorded on the contingent option grants upon the removal of the contingency and based upon the fair value of the Company's common stock at that time.

6.   Fair Value of Financial Instruments
     -----------------------------------

     The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

     The estimated fair values of financial instruments are as follows:

                                          December 31,
                                -------------------------------------------------
                                         1995                      1994
                                ----------------------     ----------------------
                                Carrying       Fair
                                                          Carrying        Fair
                                 Amounts       Value       Amounts       Value
                                ---------    ---------     --------    ----------
Financial assets:
  Cash and cash equivalents     $ 588,787    $ 588,787    $ 753,486    $ 753,486
  Accounts receivable               1,410        1,410          500          500
Financial liabilities:
  Current liabilities             282,667      282,667       16,320       16,320


7.   Geographic Segments
     -------------------

                                       United States   Mexico   Canada   Consolidated
                                       ------------- --------   -------  ------------
   Depreciation for 1995                 $     - -   $    - -   $   494   $      494
                                         =========   ========   =======   ==========

   Net (income) loss for 1995            $(270,719)  $784,956   $   494   $  514,731
                                         =========   ========   =======   ==========

   Identifiable assets at
     December 31, 1995(1):
       Property, plant and equipment     $     - -   $    - -   $ 4,940   $    4,940
       General corporate assets            743,498        - -       - -      743,498
                                         ---------   --------   -------   ----------

                                         $ 743,498   $    - -   $ 4,940   $  748,438
                                         =========   ========   =======   ==========

   (1) Identifiable  assets  of  each  country   are  those  that  are  directly
       identified  with  those operations.    General  corporate  assets consist
       primarily of cash, receivables and deferred income taxes.

      As of and for the year ended December 31, 1994 and 1993, there were no operations or assets outside of the United States.

8.   Lease Commitment
     ----------------

     In  February 1996,  the Company  entered into  a noncancelable
     lease  agreement  for  office  space.    The  lease  agreement
     requires 48 monthly payments of $2,150 (Canadian).

                              PART III
                             --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

     The information required by this item is incorporated herein by reference to Item 12 of this report.

Item 11.  Executive Compensation
          ----------------------

     The following table sets forth information regarding the aggregate compensation for the fiscal year ended December 31, 1995, paid or accrued for (i) the Chief Executive Officer of the Company and (ii) the Chairman of the Company. The Company had no other paid executive officers nor other employees prior to July, 1995.

                    SUMMARY COMPENSATION TABLE1

                                                               Long-term
                                               Annual         Compensation
   Name and Principal                       Compensation2        Awards
                                          ----------------    ------------
        Position              Year       Salary      Bonus3     Options4
- ------------------------      ----       ------      ------     --------
Ralph R. Noyes: Chairman      1995       $ -0-       $-0-      200,000
Gerald G. Carlson:
  President5                  1995       $36,000     $-0-      200,000

1. Information for deleted columns is not required because no such compensation is paid by the Company for any such deleted column.

2. The annual compensation set forth in the table is based upon the salary actually paid to the President for the period from July 1, 1995 through December 31, 1995. The Chairman was not paid any salary, bonus or other compensation during 1995.

3.    No bonuses were paid and the Company has no plan for paying bonuses.

4. All stock options to acquire common stock, par value $0.10 per share, of the Company (Common Stock) referred to in the table above were granted pursuant to two Stock Option Agreements dated as of November 14, 1995, between the parties named above and Hecla Mining Company (Hecla), and such options entitled the holder thereof to acquire Common Stock owned by Hecla. The terms of both Stock Option Agreements are substantially identical. Each of the Stock Option Agreements provides that upon and only upon the occurrence of certain conditions precedent each of the named parties has the right to be granted up to an aggregate of 300,000 additional stock options at an exercise price of $0.50 per share and an additional 300,000 stock options at an exercise price of $1.00 per share.

5. Mr. Carlson commenced employment as President of the Company in July, 1995.


                    OPTION GRANTS IN LAST FISCAL YEAR
                    ---------------------------------

                                                                     Potential Realizable
                                                                       Value at Assumed
                                                                     Annual Rate of Stock
                                                                      Price Appreciation
                                     Individual Grants                  for Option Term2
                        -------------------------------------------  --------------------
                                     % of
                                    Total
                                   Options
                                   Granted
                                     to       Exercise
                                  Employees   or Base
                       Options    in Fiscal    Price:   Expiration
       Name            Granted1     Year      $/Share      Date         5%          10%
- -----------------      -------    ---------   --------  ----------   --------     --------
Ralph R. Noyes         200,000       50%       $0.10     11/14/97    $227,000     $251,000
Gerald G. Carlson      200,000       50%       $0.10     11/14/97    $227,000     $251,000

1. All stock options to acquire Common Stock referred to in the table above were granted pursuant to two Stock Option Agreements dated as of November 14, 1995, between the parties named above and Hecla, and such options entitled the holder thereof to acquire Common Stock owned by Hecla. The terms of both Stock Option Agreements are substantially identical. Each of the Stock Option Agreements provides that upon and only upon the occurrence of certain conditions precedent each of the named parties has the right to be granted up to an aggregate of 300,000 additional stock options at an exercise price of $0.50 per share and an additional 300,000 stock options at an exercise price of $1.00 per share.

2. The Potential Realizable Value shown in the table represents the maximum gain if held for the full two-year term at each of the assumed annual appreciation rates. Gains, if any, are dependent upon the actual performance of the Common Stock and the timing of any sale of the stock.

          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                 AND FISCAL YEAR END OPTION VALUES1

     The following table shows information concerning the exercise of stock options during fiscal year 1995 by each of the named executive officers and the fiscal year-end value of unexercised options.

                                                                   Value of
                           Shares                                 Unexercised
                          Acquired                    Number of    In-the-
                             on          Value       Unexercised    Money
                          Exercise      Realized     Options at   Options at
      Name                   (#)          ($)        FY-End (#)     FY-End2
- ----------------           --------     --------     -----------   ----------
Ralph R. Noyes              -0-           -0-         200,000     $154,000
Gerald G. Carlson           -0-           -0-         200,000     $154,000

1. All stock options to acquire Common Stock referred to in the table above were granted pursuant to two Stock Option Agreements dated as of November 14, 1995, between the parties named above and Hecla, and such options entitled the holder thereof to acquire Common Stock owned by Hecla. The terms of both Stock Option Agreements are substantially identical. Each of the Stock Option Agreements provides that upon and only upon the occurrence of certain conditions precedent each of the named parties has the right to be granted up to an aggregate of 300,000 additional stock options at an exercise price of $0.50 per share and an additional 300,000 stock options at an exercise price of $1.00 per share.

  2. The Common Stock is traded in the over-the-counter market and quotations are published on the National Association of Securities Dealers Automated Quotation (NASDAQ) Bulletin Board and in the National Quotation Bureau "pink sheets." The figures presented assume that the Common Stock could be sold in one transaction without any discount to the market price as of December 29, 1995. However, because the Common Stock trades only intermittently and at extremely low volumes, the likelihood of a seller liquidating the volume of stock indicated in the table above at market price as of December 29, 1995 is very speculative.


      The salary for the President was set by the entire Board of Directors of the Company based on its familiarity with what constitutes competitive wages for the president of companies engaged in the mineral exploration industry. Members of the Board of Directors included Mr. Ralph R. Noyes, Vice President - Metal Mining of Hecla, and Mr. Michael B. White, Vice President - General Counsel and Secretary of Hecla. Mr. Noyes resigned from Hecla effective January 1, 1996. The Company has no retirement plan. The Board of Directors did not designate a compensation committee to set the compensation of the President.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
CONSIL CORP., S&P 500, AND PEER GROUP

     The following graph illustrates the yearly change in the cumulative total shareholder return on the Company's common stock, compared with the cumulative total return on the Standard & Poor's 500 stock index and a custom peer group, for five years ended December 31, 1995.

       -----------------------------------------------------
       Date               ConSil      S&P 500     Peer Group
       -----------------------------------------------------
       December 1990     $100.00      $100.00       $100.00
       December 1991     $ 75.00      $130.34       $104.30
       December 1992     $ 83.00      $140.25       $ 78.93
       December 1993     $141.00      $154.32       $ 76.44
       December 1994     $125.00      $156.42       $ 50.17
       December 1995     $205.00      $214.99       $ 41.77

       ----------------------------------------------------
       *Total return assumes reinvestment of dividends on
        a quarterly basis.

     The custom peer group was selected on the basis of market capitalization as of December 31, 1995. The custom peer group is comprised of:

     3CI Complete Compliance Corp.          Microfluidics International Corporation
     3Net System Inc.                       Midwest Bancshares Inc.
     Acrodyne Communications Inc.           O C G Technology Inc.
     All-Com Media Corp.                    Palm Springs Savings Bank FSB
     B & H Ocean Carriers Ltd.              Progroup Inc.
     Baltic International USA Inc.          Provena Foods Inc.
     Biosafety Systems Inc.                 PS Business Park Inc.
     Buffton Corporation                    RCM Technologies Inc.
     Calnetics Corporation                  Richton International Corporation
     Cerbco Inc.                            Rudy's Restaurant Group, Inc.
     Dimensional Visions Group, Ltd.        Senior Tour Players Development Inc.
     Dynatronics Corporation                Servotronics Inc.
     Edison Control Corporation             Silicom Limited
     Elsinore Corporation                   Somanetics Corporation
     Ensys Environmental Products Inc.      Southern Mineral Corporation
     Excal Enterprises Inc.                 Square Industries Inc.
     Federal Agriculture                    Staodyne Inc.
     Hathaway Corporation                   Summagraphics Corporation
     Hypermedia Communications              Sunport Medical Corporation
     Imge Inc.                              Sure Shot International Inc.
     Infinite Machs Corporation             Technical Communications
     Infu-Tech Inc.                         Tenera Inc.
     Ipswich Savings Bank                   Timber Lodge Steakhouse Inc.
     Laboratory Specialists                 Triton Group Ltd.
     Mayflower Co-Operative Bank            Valley Fair Corporation
     Meris Laboratories Inc.                Waxman Industries
     Metro Global Media Inc.

                                -28-

     These companies were selected from all publicly traded companies on the basis of their market capitalization value ranging from -3 to +3 percent of the Company's market capitalization. The graph assumes that the value of the investment in the Company's Common Stock and each index was $100 at December 31, 1990 and that all dividends were reinvested quarterly.

     Members of the Company's Board of Directors were compensated during 1995 at the rate of $150 per meeting attended, until the Board of Directors on November 14, 1995 changed the policy to pay members of the Board of Directors an annual retainer of $750 and a meeting fee of $200 per meeting attended. Four directors were compensated pursuant to the former policy for attending two meetings; six directors were paid retainers and five directors were paid for attending one meeting pursuant to the latter policy.

     Charges of $88,172 and $26,885 were made to the Company by Hecla in 1995 and 1994, respectively, for accounting and other services rendered by employees of Hecla.

Item 12.  Security Ownership of Certain Beneficial Owners and
          ---------------------------------------------------
          Management
          ----------

     (A) Security ownership of certain beneficial owners as of March 1, 1996:

     Title               Name and                 Amount and       Percent
      of                Address of                Nature of          of
     Class            Beneficial Owner       Beneficial Ownership   Class
- ---------------  --------------------------  --------------------  -------
Common stock     Hecla Mining Company
                       Coeur d'Alene, Idaho    7,418,300 shares     78.501

      In February 1996, the Company purchased 5,770 shares from dissenting stockholders which increased the balance of treasury shares from 6 shares to 5,776 shares and thereby reduced overall outstanding shares and increased Hecla's percentage ownership of the Company's outstanding common stock from 78.453% to 78.501%.

     (B)  Security ownership of management as of March 1, 1996:

                                                              Common
                                                Year in    Shares Owned
                                                Which      Beneficially
                                                First      Directly or
                                         Age    Became   Indirectly, as of
                                        Years  Director   March 1, 1996(a)
                                        -----  --------  -----------------
Gerald G. Carlson, President of
     the Company since November 14,
     1995; Vice President of the
     Company June 16, 1995 to
     November 14, 1995 . . . . . . . . . . 49     1995           None

Robert Stuart Angus, partner in law
     firm Stikeman, Elliott, Vancouver,
     British Columbia; Director of
     Yamana Resources Inc. . . . . . . . . 46     1995           None


Charles F. Asher, President of Plainview
     Mining Company, Silverton, Idaho;
     Director of Merger Mines Corpora-
     tion and Verna Mae Mining Company
     since 1987. . . . . . . . . . . . . . 74     1992           None

Ralph R. Noyes, Chairman of the Company
     since 1995; President of the Company
     1991 to 1994; Vice President -
     Metal Mining and Exploration, Hecla
     Mining Company 1988 to 1995; Coeur
     d'Alene, Idaho (a). . . . . . . . . . 48     1991           5,000

William J. Weymark, Vice President,
     Operations, of Vancouver Wharves,
     Vancouver, British Columbia;
     Director of Gold City Resources
     Limited . . . . . . . . . . . . . . . 42     1995           None

Michael B. White, Vice President of
     the Company since 1992; Secretary
     of the Company 1982 to 1995; Vice
     President - General Counsel and
     Secretary of Hecla Mining Company;
     Coeur d'Alene, Idaho (a) . . . . . .  45     1989           1,000


Notes:
- -----
     (a) Mr. Ralph R. Noyes owns 1,000 shares, and Mr. Michael B. White owns 618 shares of Hecla Mining Company common stock, which had 51,130,252 common shares outstanding as of March 1, 1996.

     There are no family relationships between any of the executive officers or directors.

     The Registrant has one subsidiary, Minera ConSil, S.A. de C.V., incorporated under the laws of Mexico.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     See Notes 2, 4 and 5 to the Consolidated Financial Statements for description of certain business relations required to be reported under this item.

                              PART IV
                              -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          -------------------------------------------------------
          Form 8-K
          --------

     (a)  (1)  Index to Consolidated Financial Statements:

                                                            Page
                                                           ------

     Report of Independent Accountants                      13

     Consolidated Balance Sheets at December 31, 1995
       and 1994                                             14

     Consolidated Statements of Operations for the
       Years Ended December 31, 1995, 1994 and 1993         15

     Consolidated Statements of Cash Flows for the
       Years Ended December 31, 1995, 1994 and 1993         16

     Consolidated Statements of Changes in Stockholders'
       Equity for Years Ended December 31, 1995,
       1994 and 1993                                        17

     Notes to Consolidated Financial Statements             18

     (b)  Reports on Form 8-K

          Report on Form 8-K dated November 15, 1995, related to press release dated November 15, 1995 describing the Company's name change and sale of the Silver Summit mine.

     (c)  Exhibits

          The exhibit numbers in the following list correspond to the numbers assigned to such Exhibits in Item 601 of Regulation S-K.

               Number and Description of Exhibits
               ----------------------------------


          3.1   Articles  of  Incorporation of  the
                Registrant as amended to date

          3.2   Bylaws of the Registrant as amended to date

          10.1 Purchase and Sale Agreement dated August 23, 1995 between Hecla Mining Company and Consolidated Silver Corporation, relating to the Ojo Caliente Project located in Zacatecas, Mexico**

          10.2 Purchase Agreement dated July 1, 1995 between Consolidated Silver Corporation and Sunshine Precious Metals, Inc. relating to the Company's sale of the Silver Summit mine property**

          22.1 Proxy Materials for Annual Meeting of Stockholders held November 14, 1995**

          27    Financial Data Schedule

__________

     ** These exhibits were filed in SEC File #0-4846-3 as indicated below and are incorporated herein by this reference thereto:

     Exhibit in     Corresponding Exhibit in Annual Report on
     this Report    Form 10-K or Quarterly Report on Form 10-Q,
     -----------    -------------------------------------------
                    as indicated
                    ------------

        10.1        10    (Quarterly Report on Form 10-Q dated
                          September 30, 1995)

        10.2        10.1  (Quarterly Report on Form 10-Q dated June
                          30, 1995)

        22          22    (Quarterly Report on Form 10-Q dated
                          September 30, 1995)

                             SIGNATURES
                            ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1996.

                              CONSIL CORP.



                              By  /s/   Gerald G. Carlson
                                 ---------------------------------
                                   Gerald G. Carlson, President
                                     and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gerald G. Carlson    3/29/96   /s/ Ralph R. Noyes       3/29/96
- --------------------------------   --------------------------------
Gerald G. Carlson        Date      Ralph R. Noyes           Date
President and Director             Chairman and Director
                                   (principal executive officer)



/s/ David F. Wolfe       3/29/96   /s/ Stanley E. Hilbert   3/29/96
- --------------------------------   --------------------------------
David F. Wolfe           Date      Stanley E. Hilbert       Date
Treasurer                          (principal accounting officer)
(principal financial officer)



/s/ Robert Stuart Angus  3/29/96   /s/ Charles F. Asher     3/29/96
- --------------------------------   --------------------------------
Robert Stuart Angus      Date      Charles F. Asher         Date
Director                           Director



/s/ William J. Weymark   3/29/96   /s/ Michael B. White     3/29/96
- --------------------------------   --------------------------------
Charles F. Asher         Date      Michael B. White         Date
Director                           Director
