Form 10-Q
period 1996-03-31
CONSOLIDATED SILVER CORP
filed 1996-05-15
CIK 23778

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1996

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission file number      0-4846-3
                       -----------------------------------------------

                                    CONSIL CORP.
               -------------------------------------------------------
               (Exact name of registrant as specified in its charter)

            Idaho                                     82-0288840
- ----------------------------------------          --------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

  Suite 500, 625 Howe Street
  Vancouver, British Columbia, Canada                V6C 2T6
- ----------------------------------------          --------------------
 (Address of principal executive offices)              (Zip Code)

                         604-331-0844
- ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has  been subject to  such filing  requirements for at least the
past 90 days.    Yes  XX .    No     .
                     ----        ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding April 30, 1996
- ---------------------------------------  --------------------------
Common stock, par value $0.10 per share       9,449,757 shares

                                  CONSIL CORP.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996


                                   I N D E X

                                                              PAGE
PART I. - Financial Information

    Item 1 -  Consolidated Balance Sheets - March 31,
              1996 and December 31, 1995                        3

           -  Consolidated Statements of Operations and
              Accumulated Deficit - Three Months Ended
              March 31, 1996 and 1995                           4

           -  Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1996 and 1995        5

           -  Notes to Consolidated Financial Statements        6

    Item 2 -  Management's Discussion and Analysis of
              Financial Condition and Results of Operations     7


PART II. - Other Information

    Item 1 -  Legal Proceedings                                10

    Item 6 -  Exhibits and Reports on Form 8-K                 10

                           PART I - FINANCIAL INFORMATION

                                    CONSIL CORP.

                       Consolidated Balance Sheets (Unaudited)
                                    (U.S. Dollars)

                                                                     March 31,        December 31,
                                                                       1996               1995
                                                                    -----------       ------------
                                                              ASSETS
Current assets:
   Cash and cash equivalents                                        $   151,676        $  588,787
   Accounts receivable                                                    3,829             1,410
   Income tax refund receivable                                          71,163            46,344
   Deferred income taxes                                                 33,000            33,000
   Other current assets                                                  18,263             7,957
                                                                    -----------        ----------
          Total current assets                                          277,931           677,498
                                                                    -----------        ----------

Property, plant and equipment:
   Plant, equipment and facilities                                       19,445             5,434
      Less - Accumulated depreciation                                    (1,220)             (494)
                                                                    -----------        ----------
                                                                         18,225             4,940

Deferred income taxes                                                    74,351            66,000
                                                                    -----------        ----------
          Total assets                                              $   370,507        $  748,438
                                                                    ===========        ==========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - Hecla Mining Company                          $    37,449        $  279,598
   Accounts payable and accrued expenses                                  3,755             3,069
                                                                    -----------        ----------
          Total current liabilities                                      41,204           282,667
                                                                    -----------        ----------

Stockholders' equity:
   Preferred stock; 1996 and 1995 - $0.25 par value;
      authorized, 10,000,000 shares; issued and
      outstanding, none
   Common stock; $0.10 par value; authorized,
      20,000,000 shares; issued 9,455,689 shares                        945,569           945,569
   Discount on common stock                                            (190,709)         (190,709)
   Capital surplus                                                    1,356,815         1,356,815
   Accumulated deficit                                               (1,778,911)       (1,645,880)
   Less: Common stock reacquired at cost; 1996 -
      5,932 shares; 1995 - 6 shares                                      (3,461)              (24)
                                                                    -----------        ----------
          Total stockholders' equity                                    329,303           465,771
                                                                    -----------        ----------
          Total liabilities and stockholders' equity                $   370,507        $  748,438
                                                                    ===========        ==========

                            The accompanying notes are an integral part
                             of the consolidated financial statements.

                                  CONSIL CORP.

    Consolidated Statements of Operations and Accumulated Deficit (Unaudited)
                                 (U.S. Dollars)

                                                       Three Months Ended
                                                   ---------------------------
                                                    March 31,      March 31,
                                                      1996           1995
                                                   -----------    -----------
Revenue:
  Rental income                                    $       - -    $     1,500
  Transfer fees                                            152            196
  Interest                                               2,711          9,673
  Miscellaneous income                                     - -            520
                                                   -----------    -----------
     Total revenue                                       2,863         11,889
                                                   -----------    -----------

Expenses:
  General and administrative expenses                   79,371         22,094
  Exploration                                           99,421            - -
  Depreciation                                             726            - -
                                                   -----------    -----------
     Total expenses                                    179,518         22,094
                                                   -----------    -----------

Loss before income tax benefit                        (176,655)       (10,205)
Income tax benefit                                     (43,624)        (1,551)
                                                   -----------    -----------
Net loss                                              (133,031)        (8,654)
Accumulated deficit at beginning of period          (1,645,880)    (1,131,149)
                                                   -----------    -----------

Accumulated deficit at end of period               $(1,778,911)   $(1,139,803)
                                                   ===========    ===========

Net loss per share of common stock                 $     (0.01)   $      (Nil)
                                                   ===========    ===========

Cash dividends per share                           $       - -    $       - -
                                                   ===========    ===========

Weighted average number of common
  shares outstanding                                 9,452,772      8,205,683
                                                     =========      =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                  CONSIL CORP.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (U.S. Dollars)

                                                       Three Months Ended
                                                    -------------------------
                                                     March 31,     March 31,
                                                       1996          1995
                                                    ----------    ----------
Operating activities:
  Net loss                                          $ (133,031)    $  (8,654)
  Noncash elements included in net loss:
     Depreciation                                          726           - -
     Deferred income tax benefit                        (8,351)          - -
  Change in:
     Accounts receivable                                (2,419)         (500)
     Income tax refund receivable                      (24,819)       (1,581)
     Other current assets                              (10,306)       (2,611)
     Accounts payable and accrued expenses            (241,463)        9,120
                                                    ----------     ---------

Net cash used by operating activities                 (419,663)       (4,226)
                                                    ----------     ---------

Investing activities:
  Additions to property, plant and equipment           (14,011)          - -
  Acquisition of treasury stock                         (3,437)          - -
                                                    ----------     ---------

Net cash used by investing activities                  (17,448)          - -
                                                    ----------     ---------

Net decrease in cash and cash equivalents             (437,111)       (4,226)

Cash and cash equivalents at beginning of period       588,787       753,486
                                                    ----------     ---------

Cash and cash equivalents at end of period          $  151,676     $ 749,260
                                                    ==========     =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                  CONSIL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The notes to the consolidated financial statements as of December 31, 1995, as set forth in ConSil Corp.'s (the Company or ConSil) 1995
          Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements and are not repeated here. All amounts are in U.S. dollars unless otherwise indicated.

Note 2. The financial information given in the accompanying unaudited interim consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1995, was derived from the audited consolidated balance sheet described in
          Note 1 above. Certain consolidated financial statement amounts have been reclassified to conform to the 1996 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

Note 3. The components of the income tax benefit for the three months ended March 31, 1996 and 1995 are as follows (in thousands):

                                             1996        1995
                                           --------    --------
          Current:
            State income tax benefit       $ (7,252)   $    - -
            Federal income tax benefit      (28,021)     (1,551)
                                           --------    --------
          Total current benefit             (35,273)     (1,551)
          Deferred benefit                   (8,351)        - -
                                           --------    --------
               Total                       $(43,624)   $ (1,551)
                                           ========    ========

Note 4. At March 31, 1996, the Company had 9,449,757 common shares outstanding of which Hecla Mining Company (Hecla, the majority shareholder of the Company) owned 7,418,300 shares or 78.503% of the outstanding shares. Pursuant to an agreement between the Company's wholly owned subsidiary, Minera ConSil, S.A de C.V. (Minera ConSil) and Hecla Mining Company's wholly owned subsidiary, Minera Hecla, S.A. de C.V. (Minera Hecla), the Company recorded first quarter 1996 exploration expense totaling $88,049 in connection with services performed by Minera

                                  CONSIL CORP.


          Hecla under the direction of the management of Minera ConSil at the Ojo Caliente project.

          In addition to the above transactions, the Company incurred general and administrative expenses charged by Hecla of $8,494 and $3,695 in the first quarters of 1996 an 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Except for the historical information contained herein, the matters discussed that are forward-looking statements involve risks and uncertainties, including the timely development of future projects (such as the Ojo Caliente and Sombrerete projects), the impact of metals prices, changing market conditions and regulatory environment, and other risks detailed from time to time in the Company's Form 10-K and Form 10-Qs filed with the Securities and Exchange Commission. Actual results may differ materially from those projected. Forward-looking statements included herein represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

          The Company incurred a net loss of $133,031, or $0.01 per share, for the quarter ended March 31, 1996, compared to a net loss of $8,654 for the quarter ended March 31, 1995. The increase in the net loss was due to a $157,424 increase in expenses consisting primarily of (1) $99,421 for exploration expense, principally for the Ojo Caliente exploration project, and (2) $57,277 for general and administrative expenses, partly offset by a $42,073 increase in the income tax benefit resulting from the utilization of net operating losses.

          As of March 31, 1996, assets totaled $370,507 and shareholders' equity totaled $329,303. Cash and cash equivalents decreased from $588,787 at December 31, 1995 to $151,676 at March 31, 1996. Operating activities for the first three months of 1996 required $419,663 primarily due to (1) decreased accounts payable principally due to payments to Hecla and Minera Hecla ($241,463); (2) the net loss for the period after noncash elements included in the net loss ($140,646);
          (3)

                                  CONSIL CORP.


          increased income tax refund receivable ($24,819); and (4) increased other current assets ($10,306).

          The Company's investing activities required cash of $17,448 in the first three months of 1996 due to (1) additions to property, plant and equipment ($14,011) and (2) the acquisition of treasury stock ($3,437).

          Working capital decreased from $394,831 at December 31, 1995 to $236,727 at March 31, 1996. The decrease in working capital was primarily the result of the decline in cash and cash equivalents, as previously discussed, partially offset by a $241,463 reduction in current liabilities.

          The Company completed its preliminary investigation of the Sombrerete silver mine, and on May 13, 1996, informed Grupo Catorce, S.A. de C.V., that it intends to exercise its right to enter into an option to purchase the property. The option agreement will require the Company, on the signing of the agreement, to pay Grupo Catorce, S.A. de C.V. $4,000 per month for care and maintenance of the property. During the option period, the Company can exercise its option to purchase the property for $1 million payable over a three-year period with $100,000 at the end of each of the first and second year following the commencement of the option period and $800,000 on the exercise of the option. The option can be extended for up to five years with the payment of an additional $150,000 preproduction royalty for each year the option is extended, which preproduction royalties are recoupable from the Net Smelter Returns (NSR) Royalty discussed below. ConSil's cumulative minimum work commitments are $200,000 for the first six months following commencement of the option period, $500,000 within 12 months and $1,500,000 within 24 months, plus $200,000 in exploration work during any option extension year. Grupo Catorce will retain a 4% NSR in all of the project property, which the Company can reduce to a 2% NSR by paying $1 million to Grupo Catorce. The purchase would include certain plant and equipment assets, encompassing a 400 tons per day flotation mill, two operating shafts and related mining equipment and infrastructure. If the property proves economically viable, management intends to put the mine back into production. However, there can be no assurances this will occur.

                                  CONSIL CORP.


          The Company's exploration strategy is to focus its efforts on the Ojo Caliente and Sombrerete projects in Mexico. Exploration expenditures for the balance of 1996 are estimated to be approximately $1.2 million to $1.6 million.

          The Company intends to finance planned expenditures through a combination of (1) existing cash and cash equivalents and (2) other financing arrangements which management is investigating. Other financing arrangements that management is investigating include the issuance of common or preferred stock or obtaining a loan from Hecla Mining Company, a major shareholder of the Company. However, there are no assurances that these alternatives will be completed nor that management will be successful in raising additional funds.

                           PART II - OTHER INFORMATION

                                  CONSIL CORP.

ITEM 1.   LEGAL PROCEEDINGS

          There are no pending legal proceedings.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               Report on Form 8-K dated February 13, 1996, related to the option to purchase the Sombrerete silver mine.


Items 2, 3, 4 and 5 of Part II are omitted from this report as inapplicable.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.


                                       CONSIL CORP.
                              ------------------------------------
                                         (Registrant)



Date:  May 15, 1996           By   /s/ Gerald G. Carlson
                                 ---------------------------------
                                   Gerald G. Carlson, President




Date:  May 15, 1996           By   /s/ Stanley E. Hilbert
                                 ---------------------------------
                                   Stanley E. Hilbert, Principal
                                     Accounting Officer