Form 10-Q
period 1996-06-30
CONSOLIDATED SILVER CORP
filed 1996-08-14
CIK 23778

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission file number      0-4846-3
                       --------------------------------------------


                                  CONSIL CORP.
              ----------------------------------------------------
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

                         604-331-0844
- -------------------------------------------------------------------
        (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for at least the past 90 days.    Yes  XX .    No     .
                                                   ----        ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding July 31, 1996
- ---------------------------------------  -------------------------
Common stock, par value $0.10 per share       9,455,689 shares

                                  CONSIL CORP.

                                   FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996


                                   I N D E X


                                                              PAGE
PART I. - Financial Information

    Item 1 -  Consolidated Balance Sheets - June 30,
              1996 and December 31, 1995                        3

           -  Consolidated Statements of Operations and
              Accumulated Deficit - Three Months and
              Six Months Ended June 30, 1996 and 1995           4

           -  Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1996 and 1995           5

           -  Notes to Consolidated Financial Statements        6

    Item 2 -  Management's Discussion and Analysis of
              Financial Condition and Results of Operations     7


PART II. - Other Information

    Item 1 -  Legal Proceedings                                13

    Item 6 -  Exhibits and Reports on Form 8-K                 13

                         PART I - FINANCIAL INFORMATION

                                  CONSIL CORP.

                     Consolidated Balance Sheets (Unaudited)
                                 (U.S. Dollars)
                                  ------------

                                                                      June 30,        December 31,
                                                                        1996              1995
                                                                     ----------       ------------
                                                              ASSETS
Current assets:
   Cash and cash equivalents                                        $    19,839        $   588,787
   Accounts receivable                                                    3,616              1,410
   Income tax refund receivable                                          80,250             46,344
   Deferred income taxes                                                 33,000             33,000
   Other current assets                                                  30,518              7,957
                                                                    -----------        -----------
          Total current assets                                          167,223            677,498
                                                                    -----------        -----------
Property, plant and equipment:
   Plant, equipment and facilities                                       29,094              5,434
      Less - Accumulated depreciation                                    (2,748)              (494)
                                                                    -----------        -----------
                                                                         26,346              4,940

Deferred income taxes                                                    81,473             66,000
                                                                    -----------        -----------
          Total assets                                              $   275,042        $   748,438
                                                                    ===========        ===========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - Hecla Mining Company                          $    83,662        $   279,598
   Accounts payable and accrued expenses                                     21              3,069
                                                                    -----------        -----------
          Total current liabilities                                      83,683            282,667
                                                                    -----------        -----------

Stockholders' equity:
   Preferred stock; 1996 and 1995 - $0.25 par value;
      authorized, 10,000,000 shares; issued and
      outstanding, none
   Common stock; $0.10 par value; authorized,
      20,000,000 shares; issued 9,455,689 shares                        945,569            945,569
   Discount on common stock                                            (190,709)          (190,709)
   Capital surplus                                                    1,356,815          1,356,815
   Accumulated deficit                                               (1,916,855)        (1,645,880)
   Less: Common stock reacquired at cost; 1996 -
      5,932 shares; 1995 - 6 shares                                      (3,461)               (24)
                                                                    -----------        -----------
          Total stockholders' equity                                    191,359            465,771
                                                                    -----------        -----------
          Total liabilities and stockholders' equity                $   275,042        $   748,438
                                                                    ===========        ===========

                                  The accompanying notes are an integral part of the consolidated financial statements.

                                  CONSIL CORP.

    Consolidated Statements of Operations and Accumulated Deficit (Unaudited)
                                 (U.S. Dollars)

                                                 Three Months Ended                Six Months Ended
                                           ------------------------------      ----------------------------
                                             June 30,         June 30,          June 30,         June 30,
                                               1996             1995              1996             1995
                                           ------------      ------------      ------------      ------------
Revenue:
  Rental income                            $        - -      $      1,500      $        - -      $      3,000
  Transfer fees                                     - -               152               152               348
  Interest                                          521            10,103             3,232            19,776
  Miscellaneous                                     - -               (60)              - -               460
                                           ------------      ------------      ------------      ------------
                                                    521            11,695             3,384            23,584
Expenses:
  General and administrative expenses            84,015            34,163           163,386            56,257
  Exploration                                    84,783               - -           184,204               - -
  Depreciation                                    1,528               - -             2,254               - -
                                           ------------      ------------      ------------      ------------
     Total expenses                             170,326            34,163           349,844            56,257
                                           ------------      ------------      ------------      ------------

Loss before
  income tax benefit                           (169,805)          (22,468)         (346,460)          (32,673)
Income tax benefit                               31,861             1,054            75,485             2,605
                                           ------------      ------------      ------------      ------------
Net loss                                       (137,944)          (21,414)         (270,975)          (30,068)
Accumulated deficit at
  beginning of period                        (1,778,911)       (1,139,803)       (1,645,880)       (1,131,149)
                                           ------------      ------------      ------------      ------------

Accumulated deficit at
  end of period                            $ (1,916,855)     $ (1,161,217)     $ (1,916,855)     $ (1,161,217)
                                           ============      ============      ============      ============

Net loss per share of
  common stock                             $      (0.01)     $        - -      $      (0.03)     $        - -
                                           ============      ============      ============      ============

Cash dividends per share                   $        - -      $        - -      $        - -      $        - -
                                           ============      ============      ============      ============

Weighted average number of
  common shares outstanding                   9,449,757         8,205,683         9,451,487         8,205,683
                                           ============      ============      ============      ============

                                  The accompanying notes are an integral part
                                   of the consolidated financial statements.

                                  CONSIL CORP.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (U.S. Dollars)

                                                      Six Months Ended
                                                   ---------------------
                                                     June 30,      June 30,
                                                       1996          1995
                                                   -----------     -----------
Operating activities:
  Net loss                                         $  (270,975)    $   (30,068)

  Noncash elements included in net loss:
     Depreciation                                        2,254             - -
     Deferred income tax benefit                       (15,473)            - -

  Change in:
     Accounts receivable                                (2,206)            - -
     Income tax refund receivable                      (33,906)         (2,635)
     Other current assets                              (22,561)         (1,847)
     Accounts payable and accrued expenses            (198,984)         16,226
                                                   -----------     -----------

Net cash used by operating activities                 (541,851)        (18,324)
                                                   -----------     -----------

Investing activities:
  Additions to property, plant and equipment           (23,660)            - -
                                                   -----------     -----------

Net cash used by investing activities                  (23,660)            - -

Financing activities:
  Acquisition of treasury stock                         (3,437)            - -
                                                   -----------     -----------

Net cash used by financing activities                   (3,437)            - -

Net decrease in cash and cash equivalents             (568,948)        (18,324)
Cash and cash equivalents at beginning of period       588,787          753,486
                                                   -----------     ------------

Cash and cash equivalents at end of period         $    19,839     $    735,162
                                                   ===========     ============

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

Note 3. The components of the income tax benefit for the six months ended June 30, 1996 and 1995 are as follows (in thousands):

                                             1996         1995
                                           --------    --------
          Current:
            State income tax benefit       $(17,935)   $    - -
            Federal income tax benefit      (42,077)     (2,605)
                                           --------    --------
          Total current benefit             (60,012)     (2,605)
          Deferred benefit                  (15,473)        - -
                                           --------    --------
               Total                       $(75,485)   $ (2,605)
                                           ========    ========

Note 4. At June 30, 1996, the Company had 9,449,757 common shares outstanding of which Hecla Mining Company (Hecla, the majority shareholder of the Company) owned 7,418,300 shares or 78.5% of the outstanding shares. Pursuant to an agreement between the Company's wholly owned subsidiary, Minera ConSil, S.A de C.V. (Minera ConSil) and Hecla Mining Company's wholly owned subsidiary, Minera Hecla, S.A. de C.V. (Minera Hecla), the Company recorded exploration expense totaling approximately $141,687 in the first six months of 1996 in connection with services performed by Minera Hecla under the

                            CONSIL CORP.


          direction of the management of Minera ConSil at the Ojo Caliente project and Sombrerete project. In addition, the Company incurred exploration expenses charged by Hecla Mining Company of $9,369 for the first six months of 1996 and the Sombrerete project.

          On June 28, 1996, ConSil and Hecla Mining Company (Hecla), the majority shareholder in the Company, entered into a loan agreement whereby Hecla agrees to make available to ConSil a loan not to exceed $500,000. Under the terms of the loan agreement, ConSil agrees to pay interest on the outstanding balance at the prime interest rate specified in the Wall Street Journal, plus one and one-half percent per year until paid. The loan is payable upon demand by Hecla, and is completely due by December 31, 1996. In order to secure the loan, ConSil has caused its wholly owned subsidiary Minera ConSil, S.A. de C.V. to grant Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V. its rights under the Letter Agreement dated February 9, 1996, by and between ConSil Corp. and Grupo Catorce, S.A. de C.V., also known as the Sombrerete Agreement. The loan agreement also places certain restrictions on the Company, including restrictions on assets, indebtedness, increases in compensation, loans or advances to shareholders, directors, or employees, capital stock, and hiring of new employees. With prior approval of Hecla, these restrictions can be lifted. At June 30, 1996, there was no outstanding borrowing under the loan agreement with Hecla.

          In addition to the above transactions, the Company incurred general and administrative expenses charged by Hecla of approximately $14,131 and $7,408 for the first six months of 1996 and 1995, respectively.

ITEM 2.   MANAGEMENT'S   DISCUSSION   AND  ANALYSIS   OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          INTRODUCTION

          Except for the historical information contained herein, the matters discussed that are forward-looking statements involve risks and uncertainties, including the timely development of future projects (such as the Ojo Caliente and Sombrerete projects), the impact of metals prices, changing market conditions and regulatory environment,

                            CONSIL CORP.


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


          RESULTS OF OPERATIONS

          FIRST SIX MONTHS 1996 COMPARED TO FIRST SIX MONTHS 1995

          The Company reported a net loss of $270,975 or $0.03 per share, in the first six months of 1996 compared to a net loss of $30,068 in the same period in 1995. The increase in net loss is primarily due to an increase in expenses of $293,587, consisting of (1) increased exploration expenditures totaling $184,204, most notably for the Ojo Caliente and Sombrerete exploration projects, (2) increased general and administrative expenses of $107,129 due to management salaries and costs associated with the Vancouver office in the 1996 period, which were both partly offset by a $72,880 increase in the income tax benefit.


          THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

          The Company reported a net loss of $137,944, or $0.01 per share, in the second quarter of 1996 compared to a net loss of $21,414 in the same period in 1995. The increase in net loss is primarily due to an increase in expenses of $136,163, consisting of (1) increased exploration expenditures totaling $84,783, most notably for the Ojo Caliente and Sombrerete exploration projects, (2) increased general and administrative expenses of $49,852 due to management salaries and costs associated with the Vancouver office in the 1996 period, which were both partly offset by a $30,807 increase in the income tax benefit.

                            CONSIL CORP.


          FINANCIAL CONDITION AND LIQUIDITY

          At June 30, 1996, assets totaled $275,042 and shareholders' equity totaled $191,359. Cash and cash equivalents decreased by $568,948 to $19,839 at June 30, 1996 from $588,787 at the end of 1995. Operating activities used $541,851 of cash during the first six months of 1996. The primary uses of cash were for
          exploration   expenditures  on   the  Ojo   Caliente  and
          Sombrerete exploration projects, and general and administrative expenses.

          The Company's investing activities used $23,660 of cash during the first six months of 1996 for acquisition of property, plant and equipment. The Company's financing activities included the acquisition of treasury stock totaling $3,437.

          Working capital decreased $311,291 during the first six months of 1996, from $394,831 at December 31, 1995 to $83,540 at June 30, 1996. The decrease in working capital is primarily the result of funding operating losses associated with the exploration of the Company's properties.

          On June 28, 1996, ConSil and Hecla Mining Company (Hecla), the majority shareholder in the Company, entered into a loan agreement whereby Hecla agrees to make available to ConSil a loan not to exceed $500,000. Under the terms of the loan agreement, ConSil agrees to pay interest on the outstanding balance at the prime interest rate specified in the Wall Street Journal, plus one and one-half percent per year until paid. The loan is payable upon demand by Hecla, and is completely due by December 31, 1996. In order to secure the loan, ConSil has caused its wholly owned subsidiary Minera ConSil, S.A. de C.V. to grant Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V. it's rights under the Letter Agreement dated February 9, 1996, by and between ConSil Corp. and Grupo Catorce, S.A. de C.V., also known as the Sombrerete Agreement. The loan agreement also places certain restrictions on the Company, including restrictions on assets, indebtedness, increases in compensation, loans or advances to shareholders, directors, or employees, capital stock, and hiring of new employees. With prior approval of Hecla, these

                            CONSIL CORP.


          restrictions can be lifted. At June 30, 1996, there was zero outstanding under the loan with Hecla.

          On July 22, 1996, the Company announced that it signed a Letter of Intent with Minas La Colorada, S.A.de C.V.
          (MLC) for the acquisition of a 100% interest in MLC's silver mining operations and a number of exploration projects in the Chalchihuites mining district, state of Zacatecas, Mexico. MLC's primary asset included in the proposed acquisition is a producing silver mine located 90 kilometers northwest of Fresnillo. It is expected to produce approximately 600,000 equivalent ounces of silver during 1996, at a cash cost of approximately $2.50 per ounce. The ore is contained in a combination of high grade veins and a lower grade breccia pipe. The mining rate is currently 300 tonnes per day. It is ConSil's objective to increase mill capacity to 450 tonnes per day and to expand the underground workings such that the mill is fed from the high grade veins. With the proposed expansion which is expected to take one to two years at a capital cost of approximately $3,000,000, annual output is expected to be approximately two million ounces per year. No assurance can be made that an expansion will occur. Proven and probable vein reserves, as determined by MLC are 1,250,000 tonnes grading 404 grams per tonne of silver, 0.2 grams per tonne of gold, 1.6% lead, and 1.3% zinc. Breccia pipe reserves have been calculated by MLC at 12 million tonnes grading 83 grams per tonne silver, 2.7% lead, and 2.7% zinc. A 1,000 ton per day mining operation has been proposed for these breccia pipes. ConSil plans to undertake a $1,000,000 feasibility study to determine the viability of the breccia pipes project, although no assurance can be made that a feasibility study will be undertaken. Consideration for the proposed acquisition is 9,000,000 shares of ConSil common stock and the assumption of $2,500,000 in debt by ConSil. The acquisition is subject to due diligence, ConSil shareholder approval, approval by regulatory authorities and execution of a definitive agreement. The acquisition is also subject to the Company completing an equity financing sufficient to complete the acquisition, expand production, and explore the exploration projects obtained in the proposed acquisition. Due to a number of uncertainties associated with the proposed acquisition, no assurance can be made that the acquisition will be completed.

                            CONSIL CORP.


          On May 16, 1996, the Company announced that it had completed its due diligence on the Sombrerete property, Mexico, and had given notice to the property owners, Grupo Catorce, S.A. de C.V., that it would enter into the option agreement to purchase the property. The option agreement will require the Company, on the signing of the agreement, to pay Grupo Catorce, S.A. de C.V. $4,000 per month for care and maintenance of the property. During the option period, the Company can exercise its option to purchase the property for $1 million payable over a three-year period with $100,000 at the end of each of the first and second years following the commencement of the option period and $800,000 on the exercise of the option. The option can be extended for up to five years with the payment of an additional $150,000 preproduction royalty for each year the option is extended, which preproduction royalties are recoupable from the Net Smelter Returns
          (NSR) Royalty discussed below. ConSil's cumulative minimum work commitments are $200,000 for the first six months following commencement of the option period, $500,000 within 12 months and $1,500,000 within 24 months, plus $200,000 in exploration work during any option extension year. Grupo Catorce will retain a 4% NSR in all of the project property, which the Company can reduce to a 2% NSR by paying $1 million to Grupo Catorce. The purchase would include certain plant and equipment encompassing a 400 tonnes per day flotation mill, two operating shafts and related mining equipment and infrastructure. If the property proves economically viable, management intends to put the mine back into production. However, there can be no assurances this will occur or that the Company will be able to obtain sufficient funding to meet its work commitments or acquire the property.

          The Company's exploration strategy is to focus its efforts on the Ojo Caliente and Sombrerete projects in Mexico. Exploration expenditures for the balance of 1996 are estimated to be approximately $0.5 million to $0.8 million.

          The Company intends to partially finance planned expenditures through a combination of (1) existing cash and cash equivalents and (2) loan proceeds from the
          $500,000 loan available from Hecla Mining Company. Existing cash and cash equivalents are not sufficient to fully fund planned expenditures. Management is also

                            CONSIL CORP.


          currently investigating raising additional capital via a common or preferred stock offering. Management anticipates an equity offering late in 1996, although there can be no assurance that the timing of an equity offering, or the ability to complete such an equity offering will be achieved.

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
          123). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a fair value based method of accounting, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will comply with the provisions of SFAS No. 123 on January 1, 1996, by presenting the pro-forma disclosure requirements of SFAS No. 123 in its 1996 annual financial statements.

                    PART II - OTHER INFORMATION

                            CONSIL CORP.

ITEM 1.   LEGAL PROCEEDINGS

          There are no pending legal proceedings.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               Report on Form 8-K dated April 2, 1996, related to the announcement of the Company's common stock trading on the Vancouver Stock Exchange.

               Report on Form 8-K dated June 28, 1996, related to the loan agreement between Hecla Mining Company and ConSil Corp. dated June 28, 1996.


Items 2, 3, 4 and 5 of Part II are omitted from this report as inapplicable.


                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CONSIL CORP.
                              ------------------------------------
                                         (Registrant)



Date:  August 14, 1996        By   /s/ Gerald G. Carlson
                                 ---------------------------------
                                   Gerald G. Carlson, President




Date:  August 14, 1996        By   /s/ Stanley E. Hilbert
                                 ---------------------------------
                                   Stanley E. Hilbert, Principal
                                     Accounting Officer