Form 10-Q
period 1996-09-30
CONSOLIDATED SILVER CORP
filed 1996-11-14
CIK 23778

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission file number              0-4846-3
                       --------------------------------------------

                          CONSIL CORP.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Idaho                                 82-0288840
----------------------------------------     --------------------
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)             Identification No.)

  Suite 500, 625 Howe Street
  Vancouver, British Columbia, Canada             V6C 2T6
----------------------------------------     --------------------
(Address of principal executive offices)           (Zip Code)

                         604-331-0844
-----------------------------------------------------------------
       (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for at least the
past 90 days.    Yes  XX .    No     .
                     ----       ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding October 31, 1996
---------------------------------------  ----------------------------
Common stock, par value $0.10 per share        9,449,757 shares

                                  CONSIL CORP.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                   I N D E X

                                                                PAGE
PART I. - Financial Information

     Item l -  Consolidated Balance Sheets - September 30,
               1996 and December 31, 1995                          3

            -  Consolidated Statements of Operations and
               Accumulated Deficit - Three Months and Nine
               Months Ended September 30, 1996 and 1995            4

            -  Consolidated Statements of Cash Flows - Nine
               Months Ended September 30, 1996 and 1995            5

            -  Notes to Consolidated Financial Statements          6

     Item 2 -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 8


PART II. - Other Information

     Item 1 -  Legal Proceedings                                  12

     Item 6 -  Exhibits and Reports on Form 8-K                   12

                         PART I - FINANCIAL INFORMATION
                                  CONSIL CORP.
                    Consolidated Balance Sheets (Unaudited)
                                 (U.S. Dollars)
                                   ----------

                                                                          September 30,           December 31,
                                                                               1996                    1995
                                                                          -------------           ------------
                                                              ASSETS
Current assets:
   Cash and cash equivalents                                               $    241,845           $    588,787
   Accounts receivable                                                            5,464                  1,410
   Income tax refund receivable                                                 125,197                 46,344
   Deferred incomes taxes                                                        33,000                 33,000
   Other current assets                                                          32,922                  7,957
                                                                           ------------           ------------
                Total current assets                                            438,428                677,498
                                                                           ------------           ------------
Property, plant and equipment:
   Plant, equipment and facilities                                               29,094                  5,434
      Less - Accumulated depreciation                                            (4,276)                  (494)
                                                                           ------------           ------------
                                                                                 24,818                  4,940
Deferred income taxes                                                            52,619                 66,000
                                                                           ------------           ------------
                Total assets                                               $    515,865           $    748,438
                                                                           ============           ============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable - Hecla Mining Company                                 $    187,114           $    279,598
   Accounts payable and accrued expenses                                         14,085                  3,069
   Note payable - Hecla Mining Company                                          500,000                    - -
                                                                           ------------           ------------
                Total current liabilities                                       701,199                282,667
                                                                           ------------           ------------
Stockholders equity (deficit):
   Preferred stock; 1996 and 1995 - $0.25 par value,
      authorized, 10,000,000 shares; issued and
      outstanding, none                                                             - -                    - -
   Common stock; $0.10 par value; authorized,
      20,000,000 shares; issued 9,455,689 shares                                945,569                945,569
   Discount on common stock                                                    (190,709)              (190,709)
   Capital surplus                                                            1,356,815              1,356,815
   Accumulated deficit                                                       (2,293,548)            (1,645,880)
   Less: Common stock reacquired at cost; 1996 -
      5,932 shares; 1995 - 6 shares                                              (3,461)                   (24)
                                                                           ------------           ------------
                Total shareholders' equity (deficit)                           (185,334)               465,771
                                                                           ------------           ------------
                Total liabilities and shareholders' equity (deficit)       $    515,865           $    748,438
                                                                           ============           ============
The accompanying notes are an integral part of the consolidated financial statements.

                                                                -3-

                                  CONSIL CORP.

    Consolidated Statements of Operations and Accumulated Deficit (Unaudited)
                                 (U.S. Dollars)

                                                  Three Months Ended               Nine Months Ended
                                           ------------------------------    -----------------------------
                                           September 30,    September 30,    September 30,    September 30,
                                               1996             1995              1996             1995
                                           ------------     -------------    -------------    -------------
Revenue:
  Rental income                            $        - -     $      1,500      $        - -     $      4,500
  Transfer fees                                     - -              256               152              604
  Interest                                          186            9,459             3,418           29,235
  Miscellaneous                                     - -           20,000               - -           20,460
                                           ------------     ------------      ------------     ------------
                                                    186           31,215             3,570           54,799
                                           ------------     ------------      ------------     ------------

Expenses:
  General and administrative
     expenses                                   102,886           66,576           266,272          122,833
  Acquisition related costs                      42,344              - -            42,344              - -
  Interest expense                                5,442              - -             5,442              - -
  Exploration                                   250,304            2,720           434,508            2,720
  Depreciation                                    1,528              222             3,782              222
                                           ------------     ------------      ------------     ------------
                                                402,504           69,518           752,348          125,775
                                           ------------     ------------      ------------     ------------

Net loss before
  income tax benefit                           (402,318)         (38,303)         (748,778)         (70,976)
Income tax benefit                               25,625              - -           101,110            2,605
                                           ------------     ------------      ------------     ------------
Net loss                                       (376,693)         (38,303)         (647,668)         (68,371)
Deficit at beginning of
  period                                     (1,916,855)      (1,161,217)       (1,645,880)      (1,131,149)
                                           ------------     ------------      ------------     ------------

Deficit at end of period                   $ (2,293,548)    $ (1,199,520)     $ (2,293,548)    $ (1,199,520)
                                           ============     ============      ============     ============

Net loss per share of common
  stock                                    $      (0.04)    $        - -      $      (0.07)    $      (0.01)
                                           ============     ============      ============     ============

Cash dividends per share                   $        - -     $        - -      $        - -     $        - -
                                           ============     ============      ============     ============

Weighted average number of
  common shares outstanding                   9,449,757        8,414,016         9,450,970        8,233,461

                       The accompanying notes are an integral part of the consolidated financial statements.

                                                                -4-

                                  CONSIL CORP.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (U.S. Dollars)

                                                                                   Nine Months Ended
                                                                           --------------------------------
                                                                           September 30,       September 30,
                                                                               1996                 1995
                                                                           -------------       -------------
Operating activities:
   Net loss                                                                $    (647,668)      $     (68,371)

Noncash elements included in net loss:
   Depreciation                                                                    3,782                 222
   Deferred income tax provision                                                  13,381                 - -

   Change in:
      Accounts receivable                                                         (4,054)               (981)
      Income tax refund receivable                                               (78,853)             (2,635)
      Other current assets                                                       (24,965)             (2,054)
      Accounts payable and accrued expenses                                      (81,468)             42,401
                                                                           -------------       -------------

Net cash used by operating activities                                           (819,845)            (31,418)
                                                                           -------------       -------------

Investing activities:
   Additions to property, plant and equipment                                    (23,660)             (5,434)
                                                                           -------------       -------------

Net cash used by investing activities                                            (23,660)             (5,434)
                                                                           -------------       -------------

Financing activities:
   Proceeds from note payable                                                    500,000                 - -
   Acquisition of treasury stock                                                  (3,437)                - -
                                                                           -------------       -------------

Net cash provided by financing activities                                        496,563                 - -
                                                                           -------------       -------------

Net decrease in cash and cash equivalents                                       (346,942)            (36,852)
Cash and cash equivalents at beginning of period                                 588,787             753,486
                                                                           -------------       -------------

Cash and cash equivalents at end of period                                 $     241,845       $     716,634
                                                                           =============       =============


                       The accompanying notes are an integral part of the consolidated financial statements.

                                            -5-

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

Note 3. The components of the income tax benefit for the nine months ended September 30, 1996 and 1995 are as follows (in thousands):

                                             1996         1995
                                           --------    --------
          Current:
            State income tax benefit       $ 28,970    $    - -
            Federal income tax benefit       85,521       2,605
                                           --------    --------
          Total current benefit             114,491       2,605
          Deferred provision                (13,381)        - -
                                           --------    --------
               Total                       $101,110    $  2,605
                                           ========    ========

Note 4. At September 30, 1996, the Company had 9,449,757 common shares outstanding of which Hecla Mining Company (Hecla, the majority shareholder of the Company) owned 7,418,300 shares or 78.5% of the outstanding shares. Pursuant to an agreement between the Company's wholly owned Mexican subsidiary, Minera ConSil, S.A de C.V. (Minera ConSil) and Hecla Mining Company's wholly owned Mexican subsidiary, Minera Hecla, S.A. de C.V. (Minera Hecla), the Company recorded exploration expense totaling approximately $351,000 in the first nine months of 1996 in connection with services performed by Minera Hecla under the direction of the management of Minera ConSil at the Ojo Caliente and Sombrerete projects. In addition, the Company incurred exploration expenses charged by

                                  CONSIL CORP.


          Hecla Mining Company of approximately $24,179 for the first nine months of 1996 at the Sombrerete project.

          On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000. Under the terms of the loan agreement, ConSil agreed to pay interest on the outstanding balance at the prime interest rate specified in the Wall Street Journal, plus one and one-half percent per year until paid. The loan is payable upon demand by Hecla, and is due in its entirety on or before December 31, 1996. In order to secure the loan, ConSil has caused its wholly owned subsidiary Minera ConSil, S.A. de C.V. to grant Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V. its rights under that certain Letter Agreement dated February 9, 1996, by and between ConSil Corp. and Grupo Catorce, S.A. de C.V., also known as the Sombrerete Agreement. The loan agreement also places certain restrictions on the Company, including restrictions on assets, indebtedness, increases in compensation, loans or advances to shareholders, directors or employees, capital stock, and hiring of new employees. These restrictions can be altered with the prior consent of Hecla. At September 30, 1996, there was $500,000 outstanding under the loan agreement with Hecla.

          In addition to the above transactions, the Company incurred general and administrative expenses charged by Hecla of approximately $19,836 and $52,231 for the first nine months of 1996 and 1995, respectively.

Note 5. The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") in the United States. The differences between U.S. GAAP and Canadian
          GAAP and effects on shareholders' deficit and the net loss at September 30, 1996 are as follows:

            Total stockholders' deficit at September 30, 1996
              per U.S. generally accepted accounting principles      $ (185,334)

            Adjustments to conform with Canadian generally
              accepted accounting principles:
                 Deferred income tax assets                             (85,619)
                                                                     ----------

            Total stockholders' deficit at September 30, 1996
              per Canadian generally accepted accounting
              principles                                             $ (270,953)
                                                                     ==========

                                  CONSIL CORP.


            Net loss for the nine months ended September 30, 1996
              per U.S. generally accepted accounting
              principles                                             $ (647,668)

            Adjustments to conform with Canadian generally
              accepted accounting principles
                Deferred income tax provision                            13,381
                                                                     ----------

            Net loss for the nine months ended September 30, 1996
              per Canadian generally accepted accounting
              principles                                             $ (634,287)
                                                                     ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          INTRODUCTION

          Except for the historical information contained herein, the matters discussed that are forward-looking statements involve risks and uncertainties, including the timely development of future projects (such as the Ojo Caliente and Sombrerete projects), the impact of metals prices, changing market conditions and regulatory environment, and other risks detailed from time to time in the Company's Form 10-K and Form 10-Qs filed with the United States Securities and Exchange Commission. Actual results may differ materially from those projected or implied. Forward-looking statements included herein represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.


          RESULTS OF OPERATIONS

          FIRST NINE MONTHS 1996 COMPARED TO FIRST NINE MONTHS 1995

          The Company reported a net loss of $647,668 or $0.07 per share, in the first nine months of 1996 compared to a net loss of $68,371 in the same period in 1995. The increase in net loss is primarily due to (1) an increase in expenses of $626,573, consisting of increased exploration expenditures totaling $431,788, most notably for the Ojo Caliente and Sombrerete exploration projects, acquisition and due diligence cost of $42,344 incurred in connection with Minas La
          Colorada, S.A. de C.V., and increased general and administrative expenses of $143,439 due to management salaries and costs associated with the Vancouver office in the 1996 period and (2) decreased

                                  CONSIL CORP.


          revenue of $51,299. These were partly offset by a $98,505 increase in the income tax benefit.


          THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE
          MONTHS ENDED SEPTEMBER 30, 1995

          The Company reported a net loss of $376,693, or $0.04 per share in the third quarter of 1996 compared to a net loss of $38,303 for the same period in 1995. The increase in net loss is primarily due to (1) an increase in expenses of $332,986, consisting of increased exploration expenditures totaling $247,584, most notably for the Ojo Caliente and Sombrerete exploration projects, acquisition and due diligence costs of $42,344 incurred in connection with Minas La Colorada, S.A. de C.V., and increased general and administrative expenses of $36,310 due to management salaries and costs associated with the Vancouver office in the 1996 period and (2) decreased revenue of $31,029. These were partly offset by a $25,625 increase in the income tax benefit.


          FINANCIAL CONDITION AND LIQUIDITY

          At September 30, 1996, assets totaled $515,865 and shareholders' deficit totaled $185,334. Cash and cash equivalents decreased by $346,942 to $241,845 at September 30, 1996 from $588,787 at the end of
          1995. Operating activities used $819,845 of cash during the first nine months of 1996. The primary uses of cash for operating activities were for exploration expenditures on the Ojo Caliente and Sombrerete exploration projects, and general and administrative expenses.

          The Company's financing activities provided $496,563 of cash during the first nine months of 1996. Cash was provided by borrowings under the note from Hecla of $500,000 partially offset by acquisition of treasury stock totaling $3,437.

          The Company's investing activities used $23,660 of cash during the first nine months of 1996 for acquisition of office equipment.

          Working capital decreased $657,602 during the first nine months of 1996, from $394,831 at December 31, 1995 to a

                                  CONSIL CORP.


          negative  $262,771 at  September 30,  1996.   The decrease  in working
          capital is primarily the result of funding operating losses associated with the exploration of the Company's properties.

          On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000. Under the terms of the loan agreement, ConSil agreed to pay interest on the outstanding balance at the prime interest rate specified in the Wall Street Journal, plus one and one-half percent per year until paid. The loan is payable upon demand by Hecla, and is due in its entirety on or before December 31, 1996. In order to secure the loan, ConSil has caused its wholly owned subsidiary Minera ConSil, S.A. de C.V. to grant Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V. it's rights under that certain Letter Agreement dated February 9, 1996, by and between ConSil Corp. and Grupo Catorce, S.A. de C.V., also known as the Sombrerete Agreement. The loan agreement also places certain restrictions on the Company, including restrictions on assets, indebtedness, increases in compensation, loans or advances to shareholders, directors or employees, capital stock, and hiring of new employees. These restrictions can be altered with the prior consent of Hecla. At September 30, 1996, there was $500,000 outstanding under the loan agreement with Hecla.

          On July 22, 1996, the Company announced that it entered into a Letter of Intent with Minas La Colorada, S.A.de C.V. (MLC) for the acquisition of a 100% interest in MLC's silver mining operations, including its operating silver mine in the Chalchihuites mining district, state of Zacatecas, Mexico and a number of other exploration concessions. Consideration for the proposed acquisition is 9,000,000 shares of ConSil common stock and the assumption of $2,500,000 in debt by ConSil. The acquisition is subject to due diligence, ConSil shareholder approval, approval by stock exchange and regulatory authorities and execution of a definitive agreement. The acquisition is also subject to the Company completing an equity financing sufficient to complete the acquisition, expand production at MLC's silver mine, and explore the exploration projects obtained in the proposed acquisition. During the third quarter of 1996, the Company completed its due diligence, including a study by independent consultants, which

                                  CONSIL CORP.


          confirmed  a  sufficient  reserve base  at  the  mine  to justify  the
          Company's proposed capital investment. The parties are now negotiating the final terms for the definitive agreement. Due to a number of uncertainties associated with the proposed acquisition, no assurance can be made that the acquisition will be completed.

          At the Sombrerete property, the Company completed an eight hole, 1,820 meter diamond drill program during the third quarter of 1996. The drilling examined the main Pabellon and San Guillermo vein structures adjacent to old workings. The objective of the program was to discover additional ore which could be readily developed and mined. Although every hole intersected the vein structures, ore grades were not encountered. Based on the results of drilling, it appears the exploration targets at the Sombrerete property are at an earlier, less defined stage than previously anticipated.

          The Company intends to finance planned expenditures partially through existing cash and cash equivalents. Existing cash and cash equivalents are not sufficient to fully fund planned expenditures. Management is also currently investigating raising additional capital via a common or preferred stock offering. Management anticipates an equity offering late in 1996, although there can be no assurance that the timing of an equity offering, or the ability to complete such an equity offering will be achieved. Further exploration work on the Ojo Caliente and Sombrerete projects is contingent upon the Company's ability to obtain the appropriate financing.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               Report on Form 8-K dated July 22, 1996, related to  the Letter of
               Intent  signed  with   Minas  La  Colorada,  S.A.   de  C.V.  for
               acquisition of Mexican silver mine.




Items 2, 3, 4 and 5 of Part II are omitted from this report as inapplicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.


                                       CONSIL CORP.
                                         (Registrant)



Date:  November 14, 1996      By   /s/ Gerald G. Carlson
                                 ---------------------------------
                                   Gerald G. Carlson, President




Date:  November 14, 1996      By   /s/ Stanley E. Hilbert
                                 ---------------------------------
                                   Stanley E. Hilbert, Principal
                                     Accounting Officer