Form 10-K405
period 1996-12-31
CONSOLIDATED SILVER CORP
filed 1997-03-31
CIK 23778

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File No.       0-4846-3
                   ------------------------------------------------------------

                                   CONSIL CORP.
           --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Idaho                                             82-0288840
-------------------------------                     --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

     Suite 500, 625 Howe Street
     Vancouver, B.C., Canada                                   V6C 2T6
-------------------------------------------         --------------------------
(Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number, including area code)         604-331-0844
                                                    --------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                                  Name of Each Exchange on
          Title of Each Class                  Which Each Class is Registered
---------------------------------------     -----------------------------------
Common stock, par value $0.10 per share     Vancouver Stock Exchange
                                            National Association of Securities
                                                  Dealers Automated Quotation
                                                  Bulletin Board

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes    XX     No
                                                  ------      ------

      Indicate  by check  mark if  disclosure  of  delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      The aggregate market value of the registrant's voting common stock held by nonaffiliates was $2,661,209 as of February 28, 1997. As of February 28, 1997, there were 9,449,757 shares of the registrant's common stock outstanding.

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

     In December 1995, the Company purchased from Hecla Mining Company (Hecla), the majority stockholder of the Company, its interest in the Ojo Caliente exploration project for $706,822. The project is located near the town of Zacatecas, Mexico. The Company also entered into an agreement with Minera Hecla, S.A. de C.V. (Minera Hecla), a wholly owned subsidiary of Hecla, whereby Minera Hecla would conduct exploration work on the Ojo Caliente property and the Company would reimburse Minera Hecla for actual costs incurred for exploration. Following exploration work in 1995 and 1996, the Company has elected not to allocate further funding to the project. Management of the Company has determined that the Company will not meet the minimum work commitments associated with the Ojo Caliente property for the April 1, 1996 to March 31, 1997 period. Through December 31, 1996, the Company had spent $644,862 of the required spending of $1.0 million on exploration related activities at the Ojo Caliente project for the period April 1, 1996 to March 31, 1997. As a result of the Company's election not to meet the minimum work commitment obligation, the Company has offered its interest in the Ojo Caliente exploration property to Hecla subject to a Net Profits Interest payable to ConSil. As of the date of this filing, no decision by Hecla has been reached with respect to acquiring ConSil's interest in the Ojo Caliente exploration project. Hecla has until April 4, 1997 to reach a decision concerning the property. If Hecla elects not to obtain ConSil's interest in the Ojo Caliente project, management of ConSil anticipates attempting to renegotiate the agreement with Minera Portree de Zacatecas, S.A. de C.V., a Mexican exploration company (Minera Portree), although there can be no assurance that the Company will be able to renegotiate the agreement with Minera

Portree.   If the Company  is unable to  renegotiate the agreement,
the  Company's rights to the  property will terminate  (See Item 2.
Properties)

     On February 13, 1996, the Company announced it had entered into a letter agreement for a three-month, pre-option period to purchase a 100% interest in the Sombrerete silver mine in the state of Zacatecas, Mexico. The letter agreement called for the Company to make three payments of $5,000 per month during the pre-option period to Grupo Catorce, S.A. de C.V. (Grupo Catorce). During this period, the Company performed an investigation of the property. Subsequently, the Company entered into another letter agreement with Grupo Catorce which amended the February 13, 1996 letter agreement to postpone certain payments, extend the option date to May 13, 1997, and provide the Company with an opportunity to propose a revised exploration plan and terms of a definitive agreement for the project. (See Item 2. Properties)

     The Company is currently negotiating a definitive agreement to acquire the assets of Minas La Colorada, S.A. de C.V., which includes the Candelaria and Recompensa mines as well as several exploration concessions, all located in the Chalchihuites mining district of the State of Zacatecas, Mexico. There can be no assurance that the Company will successfully negotiate an agreement to acquire these assets. (See Item 2. Properties)

     Management continues to evaluate other potential mineral exploration projects and business opportunities with particular emphasis on silver properties in Mexico.

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

     The Company has spent no funds during the past three fiscal years on mineral research activities relating to the development of new products or services or the improvement of existing products or services. However, the Company has incurred exploration expenses of approximately $646,000 and $785,000 in 1996 and 1995, respectively.

     There are numerous federal, state and local laws and regulations in the United States and Mexico related to environmental protection which have direct application to mining and milling activities. The more significant of these laws deal with mined land reclamation and wastewater discharge from mines and milling operations. The Company does not believe that these laws and regulations, as presently enacted, will have a direct material adverse effect on its results of operations or financial condition. Further, the Company believes that adequate provision has been made for disposal of mine waste and mill tailings in a manner which complies with current federal and state environmental requirements.

     The Company currently has two employees. Certain administrative services are provided by employees of Hecla, the majority stockholder of the Company, for which a charge is made by Hecla.

     (d) The Company is primarily engaged in a mineral exploration project in Mexico, held through the Company's wholly owned Mexican subsidiary, Minera ConSil, S.A. de C.V. For geographic information, see Note 9 of Notes to Consolidated Financial Statements.

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

     On December 22, 1995, the Company acquired Hecla's right to earn a 50 percent interest in Minera El Morro, S.A. de C.V., which holds the Ojo Caliente silver exploration project in Zacatecas, Mexico. The other investor in the project is Minera Portree. The Company acquired Hecla's interest in the project by reimbursing Hecla $706,822 for all expenditures incurred by Hecla in its acquisition and for exploration costs related to the Ojo Caliente project. In addition, should the Company decide to seek a partner to assist in developing the Ojo Caliente project or putting it into production, Hecla will have the first opportunity to provide that assistance. Minera Hecla, Hecla's wholly owned Mexican subsidiary, is conducting the exploration under ConSil's direction.

     The Ojo Caliente project includes at least four zones of mineralization that have never been systematically explored. The main veins have been mapped and sampled recently by Minera Hecla. The geology is similar to veins in the nearby Zacatecas District, which has produced more than 600 million ounces of silver. Past underground silver production in the Ojo Caliente area occurred in the seventeenth century. Hecla's exploration activity during 1995 consisted of seven drill holes which tested two of the four vein systems. Results of the 1995 drilling confirmed the presence of the target veins at depth. One of these identified veins, Veta Galvan, is traceable for several kilometers. The Company continued the drilling program during 1996 to explore the previously drilled vein systems at further depth and to explore the additional two vein systems. Besides Veta Galvan, several drill-ready targets were identified through surface mapping and geochemical and geophysical surveys.

     Following exploration work in 1995 and 1996, the Company elected not to allocate further funding to the Ojo Caliente exploration project and has determined that the Company will not meet the minimum work commitments associated with the Ojo Caliente property for the April 1, 1996 to March 31, 1997 period. Through December 31, 1996, the Company had spent $644,862 of the required spending of $1.0 million on exploration related activities at the Ojo Caliente project for the period April 1, 1996 to March 31, 1997. As a result of the Company's election not to meet the minimum work commitment obligation, the Company has offered its interest in the Ojo Caliente exploration property to Hecla subject to a Net Profits Interest payable to ConSil. As of the date of this filing, no decision by Hecla has been reached with respect to acquiring ConSil's interest in the Ojo Caliente exploration project. Hecla has until April 4, 1997 to reach a decision concerning the property. If Hecla elects not to obtain ConSil's interest in the Ojo Caliente project, management of ConSil anticipates attempting to renegotiate the agreement with Minera Portree, although there can be no assurance that the Company will be able to renegotiate the agreement with Minera Portree. If the Company is unable to renegotiate the agreement, the Company's rights to the property will terminate.

     On February 9, 1996, the Company entered into a letter agreement for a three-month, pre-option period to purchase a 100% interest in the Sombrerete silver mine in the state of Zacatecas, Mexico, including all related surface and underground mining rights, all related properties, permits and authorizations, and all surface and underground equipment, buildings, and infrastructure. The letter agreement called for the Company to make three payments of $5,000 per month during the pre-option period to Grupo Catorce, and for the Company to perform an investigation of the property.

     In   May  1996,   the   Company  completed   its   preliminary
investigation of the Sombrerete silver mine and informed Grupo Catorce that it intends to exercise its right to enter into an option to purchase the property. The option agreement will require the Company to pay Grupo Catorce $4,000 per month for care and maintenance of the property. During the option period, the Company can exercise its option to purchase the property for $1 million over a three-year period with $100,000 at the end of each of the first and second year following commencement of the option period and $800,000 on the exercise of the option. The option can be extended for up to five years with the payment of an additional $150,000 preproduction royalty for each year the option is extended, which preproduction royalties are recoupable from the Net Smelter Returns (NSR) Royalty discussed below. ConSil's cumulative work commitments are $200,000 for the first six months following commencement of the option period, $500,000 within 12 months and $1,500,000 within 24 months, plus $200,000 in exploration work during any option extension year. Grupo Catorce will retain a 4% NSR royalty in all of the project property, which the Company can reduce to a 2% NSR royalty by paying $1 million to Grupo Catorce. ConSil has the right to withdraw from the agreement at any time after completion of a minimum $200,000 of work on the property. As of November 1996, the Company had completed the initial exploration program, spending in excess of the required $200,000. On November 13, 1996, by letter agreement, ConSil received a six-month extension on all provisions of the agreement, including a six-month suspension on all required expenditures and payments to Grupo Catorce.

     The Sombrerete project consists of exploration for a continuation of mineralization on silver veins in the Sombrerete mining district also in the state of Zacatecas. The property has produced approximately 180,000,000 ounces of silver during the period 1555 to 1991 from a single vein system. In 1996, ConSil diamond drilled the main vein, Pabellon, to test the continuation of a suspected ore shoot near the surface, in order to block out easily accessible reserves. Every hole in the program intersected the vein, but the values were well below ore grade. Potential along strike of the Pabellon vein remains to be tested.

     One of the other areas of interest on the Sombrerete concessions is an area of intense alteration and old mercury mines, called Huracan. This kind of alteration and mercury mineralization typically occurs in the rocks above the epithermal silver vein systems. Surface geologic mapping has also shown structural patterns commonly associated with silver vein mineralization in this silver mineral belt in Mexico.

     On July 22, 1996, the Company entered into a Letter of Intent with Minas La Colorada, S.A. de C.V. (MLC), which was replaced by a Heads of Agreement dated December 19, 1996, for the acquisition of a 100% interest in the Candelaria and Recompensa silver mines, which are currently producing, as well as several former producing silver mines located in the Chalchihuites mining district, in the state of Zacatecas, Mexico. As of March 1, 1997, the transaction is subject to the completion of a definitive agreement which is currently being drafted by the parties. Consideration for the proposed acquisition currently includes Hecla Mining Company, the Company's majority shareholder, delivering from its holdings 4,000,000 shares of common stock of the Company to ConSil. ConSil will then deliver 4,000,000 shares of the Company's common stock to the shareholders of MLC. ConSil will also assume up to $3,000,000 in debt under the proposed agreement. It is currently contemplated that in return for Hecla's delivery of 4,000,000 shares to the Company, ConSil will grant Hecla a right of first opportunity to participate with ConSil in any project for which ConSil may seek a partner or acquire any project ConSil wishes to abandon in Mexico, as long as Hecla maintains a certain ownership level of ConSil. The proposed acquisition is also subject to the Company completing an equity financing sufficient to complete the acquisition, expand production at MLC's silver mines, and explore the exploration projects obtained in the proposed acquisition. Due to a number of uncertainties associated with the proposed acquisition, no assurance can be made that the acquisition will be completed.

     The Candelaria and Recompensa produce an aggregate of approximately 300 tonnes per day which is processed by a flotation concentrator. Silver bearing lead and zinc concentrates are sold to smelters in Mexico. As of July 1996, proven and probable reserves consisted of 1,068,000 tonnes grading 486 grams silver, 1% lead and 1% zinc (equivalent English system measures are 1,174,800 tons grading about 15 ounces of silver per ton). Reserves were established by the management of MLC and have been reviewed, but not confirmed by the management of ConSil. Other properties subject to acquisition include eleven mineralized breccia pipes. Past production records indicate a resource of approximately 2,000,000 tonnes of mineralized material grading 150 grams silver, 3% lead and 3% zinc (equivalent English system measures are 2,200,000 tons grading 5 ounces of silver per ton).

Item 3.   Legal Proceedings
          -----------------

     There are no pending legal proceedings.

Item 4.   Matters Voted on by Security Holders
          ------------------------------------

     The Company sent out a notice and information circular to each of the Company's security holders on February 14, 1997 advising that the Company would hold its annual meeting on March 17, 1997. No shareholder meetings were held and no shareholder votes were taken in 1996.

                              PART II
                              -------

Item 5.   Market for the Registrant's Common Equity and Related
          -----------------------------------------------------
          Stockholder Matters
          -------------------

     The common stock of the Company has been traded in the United States since June 28, 1991, on the over-the-counter market and quotations are published on the National Association of Securities Dealers Automated Quotation (NASDAQ) Bulletin Board and in the National Quotation Bureau "pink sheets" under the symbol CSLV. The Common Stock of the Company was listed for trading on the Vancouver Stock Exchange in Vancouver, British Columbia, Canada, on April 2, 1996, under the symbol CS. There has not been an active market for the common stock and the below-described quotations, when available, do not constitute a reliable indication of the price that a holder of the common stock could expect to receive upon sale of any particular quantity thereof.

     The following table sets forth the high and low bid prices for the Company's common stock, as reported by the National Quotation Bureau and the Spokane Quotation Service for the quarterly periods indicated. The prices reported by the National Quotation Bureau and the Spokane Quotation Service represent prices between dealers, which do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                        Bid
                                        ---
                                High           Low
                                ----           ---
1996
      First Quarter           $  1.13        $ .88
      Second Quarter             1.00          .88
      Third Quarter               .94          .50
      Fourth Quarter              .75          .50
1995
      First Quarter           $   .62        $ .45
      Second Quarter              .76          .55
      Third Quarter              1.21          .72
      Fourth Quarter             1.27          .92

     The approximate number of holders of record of the Company's common stock as of February 28, 1997 was 3,390.

     There have been no dividends declared or paid since the Company's inception in 1969 and the Company does not expect to declare dividends in the foreseeable future.

     In August 1995, Hecla, the majority stockholder of the Company, acquired Coeur d'Alene Mines Corporation's 630,888 shares of the Company's outstanding common stock which increased Hecla's holdings of the Company's outstanding common stock to 6,168,300 shares or 75.171% of the outstanding common stock. In September 1995, the Company issued Hecla 1,250,000 shares of common stock in exchange for Hecla's 12,500 shares of the Company's preferred stock
                                -8-
which represented the total preferred stock outstanding. The preferred stock, formerly held by Hecla, was subsequently canceled. At December 31, 1996, Hecla held 7,418,300, or 78.503%, shares of the Company's outstanding common stock.

Item 6.   Selected Financial Data
          -----------------------

                         1996        1995          1994         1993         1992
                       ---------   ----------   ----------   ----------   ----------
Revenues:
  Royalties            $     - -   $      - -   $      - -   $      - -   $    7,516
  Other                    3,678      794,319       30,808       31,164      158,603
                       ---------   ----------   ----------   ----------   ----------
                       $   3,678   $  794,319   $   30,808   $   31,164   $  166,119
                       =========   ==========   ==========   ==========   ==========
Net income (loss)      $(913,011)  $ (514,731)  $  (30,179)  $  (35,167)  $   81,440
                       =========   ==========   ==========   ==========   ==========
Net income (loss)
  per common share     $   (0.10)  $    (0.06)  $      - -   $      - -   $     0.01
                       =========   ==========   ==========   ==========   ==========
Total assets           $ 472,970   $  748,438   $  768,022   $  805,792   $  820,694
                       =========   ==========   ==========   ==========   ==========
Working capital        $(518,962)  $  389,285   $  751,702   $  781,881   $  817,048
                       =========   ==========   ==========   ==========   ==========
Redeemable preferred
  stock                $     - -   $      - -   $1,250,000   $1,250,000   $1,250,000
                       =========   ==========   ==========   ==========   ==========
Cash dividends         $     - -   $      - -   $      - -   $      - -   $      - -
                       =========   ==========   ==========   ==========   ==========

Item 7.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

INTRODUCTION
------------

     Except for the historical information contained herein, the matters discussed that are forward-looking statements involve risks and uncertainties, including the timely development of future projects (such as the Sombrerete and MLC projects), the impact of metals prices, changing market conditions and regulatory environment, and other risks detailed in this Form 10-K. Actual results may differ materially from those projected or implied. Forward looking statements included herein represent the Company's judgement as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

1996 vs. 1995
-------------

     The Company reported a net loss of $913,011 or $0.10 per share, for the year ended December 31, 1996 compared to a net loss of $514,731, or $0.06 per share, in the comparable period in 1995. The increase in the net loss is primarily due to (1) a decrease in revenue of $790,641, primarily the result of the nonrecurring 1995 gain on sale of the Silver Summit mine of $750,000 and a decrease in interest income of $34,489; (2) increased interest expense of $17,901 related to the new note payable outstanding in 1996; and
(3) increased depreciation expense of $5,253. These factors were partially offset by (1) an income tax benefit of $101,110 in 1996 compared to a $104,125 provision in 1995, the impact of which is a positive $205,235; and (2) decreased exploration and acquisition expenditures of $138,519, most notably for the Ojo Caliente exploration project; and (3) decreased general and administrative costs of $71,761 resulting from the 1995 compensation expense of $228,800 relating to stock options, offset by higher labor and office expenses in 1996.

1995 vs. 1994
-------------

     The Company reported a net loss of $514,731, or $0.06 per share for the year ended December 31, 1995, compared to a net loss of $30,179, or $0.00 per share, in the comparable 1994 period. The increase in the net loss was due primarily to (1) an increase in exploration expenditures totaling $784,956, primarily the result of the purchase of the Company's interest in the Ojo Caliente exploration project for $706,822; (2) increased general and administrative expenses of $344,542, due to noncash compensation expense totaling $228,800 related to common stock options granted by Hecla for the Company's common stock owned by Hecla, and a $115,742 increase in general and administrative expenses other than noncash compensation related to stock options; and (3) a $104,125 income tax provision primarily due to the sale of the Silver Summit mine and adjacent mining properties. These factors were partially offset by a $750,000 gain from the sale of the Silver Summit mine and related properties.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

     At December 31, 1996, assets totaled $472,970 and shareholders' deficit totaled $450,677. Cash and cash equivalents decreased by $468,571 to $120,216 at December 31, 1996 from $588,787 at the end of 1995. Operating activities used $901,588 of cash during the year ended December 31, 1996. The primary uses of cash for operating activities were for exploration and acquisition expenditures on the Ojo Caliente and Sombrerete exploration projects, and general and administrative expenses.

     The Company's financing activities provided $472,427 of cash during the year ended December 31, 1996. Cash was provided by
                                -10-
borrowings under the note from Hecla of $500,000 partially offset by payments for deferred stock offering costs of $24,136 and acquisition of treasury stock totaling $3,437.

     The Company's investing activities used $39,410 of cash during the year ended December 31, 1996 for acquisition of office equipment and an automobile.

     Working capital decreased $908,247 during the year, from $389,285 at December 31, 1995 to a negative $518,962 at December 31, 1996. The decrease in working capital is primarily the result of funding exploration of the Company's properties and general and administrative expenses. Management is currently taking steps to raise additional equity via a common or preferred stock offering to remedy the negative working capital situation. Management plans to complete an equity offering in 1997, although there can be no assurance that the Company will be successful in completing an equity offering.

     On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000. Under the terms of the loan agreement, ConSil agreed to pay interest on the outstanding balance at the prime interest rate specified in the Wall Street Journal, plus one and one-half percent per year until paid. The loan was payable upon demand by Hecla, and was due in its entirety on or before December 31, 1996. In order to secure the loan, ConSil has caused its wholly owned subsidiary Minera ConSil, S.A. de C.V. to grant Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V. its rights under that certain Letter Agreement dated February 9, 1996, by and between ConSil Corp. and Grupo Catorce, S.A. de C.V., also known as the Sombrerete Agreement. The loan agreement also places certain restrictions on the Company, including restrictions on assets, indebtedness, increases in compensation, loans or advances to shareholders, directors, or employees, capital stock, and hiring of new employees. These restrictions can be altered with the prior consent of Hecla. On February 19, 1997, the Company and Hecla entered into an amendment to the loan agreement. Under the terms of the amended loan agreement, the amount available under the loan was increased to $700,000, and the due date of the loan was extended to April 30, 1997. All other terms under the amended loan agreement are substantially identical to the terms in the original loan agreement. At December 31, 1996, there was $500,000 outstanding under the loan agreement with Hecla, and accrued interest due to Hecla totaling $17,901.

     On February 9, 1996, the Company entered into a letter agreement for a three-month, pre-option period to purchase a 100% interest in the Sombrerete silver mine in the state of Zacatecas, Mexico, including all related surface and underground mining rights, all related properties, permits and authorizations, and all surface and underground equipment, buildings, and infrastructure. The letter agreement called for the Company to make three payments of $5,000 per month during the pre-option period to Grupo Catorce, and for the Company to perform an investigation of the property. In May 1996, the Company completed its preliminary investigation of the Sombrerete silver mine and informed Grupo Catorce that it intends to exercise its right to enter into an option to purchase the property. The option agreement will require the Company to pay Grupo Catorce $4,000 per month for care and maintenance of the property. During the option period, the Company can exercise its option to purchase the property for $1 million over a three-year period with $100,000 at the end of each of the first and second year following commencement of the option period and $800,000 on the exercise of the option. The option can be extended for up to five years with the payment of an additional $150,000 preproduction royalty for each year the option is extended, which preproduction royalties are recoupable from the Net Smelter Returns (NSR) Royalty discussed below. ConSil's cumulative work commitments are $200,000 for the first six months following commencement of the option period, $500,000 within 12 months and $1,500,000 within 24 months, plus $200,000 in exploration work during any option extension year. Grupo Catorce will retain a 4% NSR royalty in all of the project property, which the Company can reduce to a 2% NSR royalty by paying $1 million to Grupo Catorce. ConSil has the right to withdraw from the agreement at any time after completion of a minimum $200,000 of work on the property. As of November 1996, the Company had completed the initial exploration program, spending in excess of the required $200,000. On November 13, 1996, by letter agreement, ConSil has a six-month extension on all provisions of the agreement, including a six-month suspension on all required expenditures and payments to Grupo Catorce.

     On July 22, 1996, the Company entered into a Letter of Intent with Minas La Colorada, S.A. de C.V. (MLC), which was replaced by a Heads of Agreement dated December 19, 1996, for the acquisition of a 100% interest in the Candelaria and Recompensa silver mines, which are currently producing, as well as several former producing silver mines located in the Chalchihuites mining district, in the state of Zacatecas, Mexico. As of March 1, 1997, the transaction is subject to the completion of a definitive agreement which is currently being drafted by the parties. Consideration for the proposed acquisition currently includes Hecla Mining Company, the Company's majority shareholder, delivering from its holdings 4,000,000 shares of common stock of the Company to ConSil. ConSil will then deliver 4,000,000 shares of the Company's common stock to the shareholders of MLC. ConSil will also assume up to $3,000,000 in debt under the proposed agreement. It is currently contemplated that in return for Hecla's delivery of 4,000,000 shares to the Company, ConSil will grant Hecla a right of first opportunity to participate with ConSil in any project for which ConSil may seek a partner or acquire any project ConSil wishes to abandon in Mexico, as long as Hecla maintains a certain ownership level of ConSil. The proposed acquisition is also subject to the Company completing an equity financing sufficient to complete the acquisition, expand production at MLC's silver mines, and explore the exploration projects obtained in the proposed acquisition. Due to a number of uncertainties associated with the proposed acquisition, no assurance can be made that the acquisition will be completed.

     At the Ojo Caliente exploration project, following exploration work in 1995 and 1996, the Company elected not to allocate further funding for exploration activities. Management has determined that the Company will not meet the minimum work commitments associated with the Ojo Caliente property for the April 1, 1996 to March 31, 1997 period. Through December 31, 1996, the Company had expended $644,862 of the required spending of $1.0 million on exploration related activities at the Ojo Caliente project for the period April 1, 1996 to March 31, 1997. As a result of the Company's election not to meet the minimum work commitment obligation, the Company has offered its interest in the Ojo Caliente exploration property to Hecla subject to a Net Profits Interest payable to ConSil. As of the date of this filing, no decision by Hecla has been reached with respect to acquiring ConSil's interest in the Ojo Caliente exploration project. Hecla has until April 4, 1997 to reach a decision concerning the property. If Hecla elects not to obtain ConSil's interest in the Ojo Caliente project, management of ConSil anticipates attempting to renegotiate the agreement with Minera Portree, although there can be no assurance that the Company will be able to renegotiate the agreement with Minera Portree. If the Company is unable to renegotiate the agreement, the Company's rights to the property will terminate.

     At December 31, 1996, the Company has negative working capital of approximately $519,000 and a stockholders' deficit of approximately $451,000. The Company intends to finance planned expenditures partially through existing cash and cash equivalents and additional borrowings under the note with Hecla. Existing cash and cash equivalents and borrowings from Hecla are not sufficient to fully fund planned expenditures. Management is investigating raising additional capital via a common or preferred stock offering. Management anticipates an equity offering in 1997, although there can be no assurance that a timely equity offering can be achieved. Further exploration work, as well as the proposed acquisition of MLC are contingent upon the Company's ability to obtain appropriate financing. If other sources of funds are unavailable, Hecla has committed to fund the reasonable minimum financial requirements of the Company through March 31, 1998.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

     See Item 14 for index of Financial Statements and Supplemental Data filed herewith.

Item 9.   Changes in and Disagreements with Accountants on
          ------------------------------------------------
          Accounting and Financial Disclosures
          ------------------------------------

     None.

                 REPORT OF INDEPENDENT ACCOUNTANTS
                 ---------------------------------


The Board of Directors
  and Stockholders
ConSil Corp.

We have audited the accompanying consolidated balance sheets of ConSil Corp. and subsidiary (formerly Consolidated Silver Corporation) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial po-sition of ConSil Corp. and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for long-lived assets in 1995.



/s/ COOPERS & LYBRAND L.L.P.

Spokane, Washington

March 22, 1997

                              CONSIL CORP.
                       CONSOLIDATED BALANCE SHEETS
                        December 31, 1996 and 1995
                              -------------

                                 ASSETS
                                                                                 1996                1995
                                                                             -----------          ----------
Current assets:
    Cash and cash equivalents                                                $   120,216          $  588,787
    Accounts receivable                                                            4,185               1,410
    Other receivables                                                             66,446                 - -
    Income tax refund receivable                                                 210,816              46,344
    Deferred income taxes                                                            - -              33,000
    Prepaid and deferred expenses                                                  3,022               2,411
                                                                             -----------          ----------
          Total current assets                                                   404,685             671,952
                                                                             -----------          ----------
Equipment, net                                                                    38,603               4,940
Deferred income taxes                                                                - -              66,000
Deferred stock offering costs                                                     29,682               5,546
                                                                             -----------          ----------
          Total assets                                                       $   472,970          $  748,438
                                                                             ===========          ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable - Hecla Mining Company                                  $   362,802          $  279,598
    Accounts payable - trade                                                       2,683               3,069
    Accrued liabilities                                                           40,261                 - -
    Accrued interest payable - Hecla Mining Company                               17,901                 - -
    Note payable - Hecla Mining Company                                          500,000                 - -
                                                                             -----------          ----------
          Total current liabilities                                              923,647             282,667
                                                                             -----------          ----------
Commitments (Notes 2, 5, and 10)

Stockholders' equity (deficit):
    Preferred stock; $0.25 par value; authorized,
      10,000,000 shares; issued and outstanding, none                                - -                 - -
    Common stock; $0.10 par value; authorized,
      20,000,000 shares; issued 9,455,689 shares                                 945,569             945,569
    Discount on common stock                                                    (190,709)           (190,709)
    Capital surplus                                                            1,356,815           1,356,815
    Accumulated deficit                                                       (2,558,891)         (1,645,880)
    Less: Common stock reacquired at cost
      (1996 - 5,932 shares; 1995 - 6 shares)                                      (3,461)                (24)
                                                                             -----------          ----------
          Total stockholders' equity (deficit)                                  (450,677)            465,771
                                                                             -----------          ----------
          Total liabilities and stockholders' equity (deficit)               $   472,970          $  748,438
                                                                             ===========          ==========

                         The accompanying notes are an integral part
                          of the consolidated financial statements.

                                  CONSIL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 1996, 1995 and 1994

                                    ---------



                                                      1996         1995          1994
                                                  -----------   ----------    -----------
Revenue:

  Interest                                        $     3,526   $    38,015   $    28,452
  Transfer fees                                           152           844           356
  Gain on sale of mining property                         - -       750,000           - -
  Other                                                   - -         5,460         2,000
                                                  -----------   -----------   -----------
                                                        3,678       794,319        30,808
                                                  -----------   -----------   -----------
Expenses:
  General and administrative                          347,714       419,475        74,933
  Exploration and acquisition                         646,437       784,956           - -
  Depreciation                                          5,747           494           - -
  Interest                                             17,901           - -           - -
                                                  -----------   -----------   -----------
                                                    1,017,799     1,204,925        74,933
                                                  -----------   -----------   -----------

Loss before income taxes                           (1,014,121)     (410,606)      (44,125)

Income tax provision (benefit)                       (101,110)      104,125       (13,946)
                                                  -----------   -----------   -----------

Net loss                                          $  (913,011)  $  (514,731)  $   (30,179)
                                                  ===========   ===========   ===========

Net loss per share of common stock                $     (0.10)  $     (0.06)  $       - -
                                                  ===========   ===========   ===========

Weighted average number of
  common shares outstanding                         9,450,691     8,365,939     8,205,683
                                                  ===========   ===========   ===========


                          The accompanying notes are an integral
                     part of the consolidated financial statements.

                                       CONSIL CORP.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the years ended December 31, 1996, 1995 and 1994
                                        -----------

                                                      1996          1995          1994
                                                   ----------    ----------    ----------
Operating activities:
  Net loss                                         $ (913,011)   $ (514,731)   $  (30,179)
  Adjustments to reconcile net loss
    to net cash used by operations:
      Gain on sale of mining property                     - -      (750,000)          - -
      Compensation expense associated with
        stock options                                     - -       228,800           - -
      Depreciation                                      5,747           494           - -
      Deferred income tax provision (benefit)          99,000       (99,000)          - -

  Change in:
    Accounts and other receivables                    (69,221)         (910)         (500)
    Income tax refund receivable                     (164,472)      (32,905)        6,366
    Prepaid and deferred expenses                        (611)       (1,814)         (597)
    Accounts payable and accrued liabilities          123,079       277,937        (5,460)
    Property taxes payable                                - -       (11,590)       (2,131)
    Accrued interest payable                           17,901           - -           - -
                                                   ----------    ----------    ----------
  Net cash used by operating activities              (901,588)     (903,719)      (32,501)
                                                   ----------    ----------    ----------
Investing activities:
  Proceeds from sale of mining property                   - -       750,000           - -
  Acquisition of equipment                            (39,410)       (5,434)          - -
                                                   ----------    ----------    ----------
  Net cash provided (used) by investing activities    (39,410)      744,566           - -
                                                   ----------    ----------    ----------
Financing activities:
  Deferred stock offering costs                       (24,136)       (5,546)          - -
  Proceeds from note payable                          500,000           - -           - -
  Acquisition of treasury stock                        (3,437)          - -           - -
                                                   ----------    ----------    ----------
  Net cash provided (used) by financing activities    472,427        (5,546)          - -
                                                   ----------    ----------    ----------
Net decrease in cash and cash equivalents            (468,571)     (164,699)      (32,501)

Cash and cash equivalents at beginning
  of year                                             588,787       753,486       785,987
                                                   ----------    ----------    ----------
Cash and cash equivalents at end of year           $  120,216    $  588,787    $  753,486
                                                   ==========    ==========    ==========
Supplemental disclosure of cash flow information:
  Cash paid (received) for income taxes            $  (35,638)   $  236,000    $      - -
                                                   ==========    ==========    ==========
  For noncash financing activities see Notes 6 and 7

                          The accompanying notes are an integral
                     part of the consolidated financial statements.

                                       CONSIL CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                   For the Years Ended December 31, 1996, 1995 and 1994

                                   --------------------

                                                                                Discount
                                 Preferred Stock           Common Stock            on
                                -------------------    ---------------------    Common      Capital     Accumulated    Treasury
                                Shares    Amount        Shares      Amount       Stock      Surplus       Deficit        Stock
                               -------  -----------    ---------   ---------   ---------   ----------   -----------    --------
Balances, December 31, 1993     12,500  $ 1,250,000    8,205,689   $ 820,569   $(190,709)  $    3,015   $(1,100,970)    $   (24)

Net loss                                                                                                    (30,179)
                               -------  -----------    ---------   ---------   ---------   ----------   -----------     -------


Balances, December 31, 1994     12,500    1,250,000    8,205,689     820,569    (190,709)       3,015    (1,131,149)        (24)

Net loss                                                                                                   (514,731)
Deemed capital contributions
  relating to common stock
  options granted by Hecla
  Mining Company                                                                              228,800

Common stock issued to
  Hecla Mining Company in
  exchange for preferred
  stock                        (12,500)  (1,250,000)   1,250,000     125,000                1,125,000
                               -------  -----------    ---------   ---------   ---------   ----------   -----------     -------

Balances, December 31, 1995        - -          - -    9,455,689     945,569    (190,709)   1,356,815    (1,645,880)        (24)

Net loss                                                                                                   (913,011)

Acquisition of treasury stock                                                                                            (3,437)
                               -------  -----------    ---------   ---------   ---------   ----------   -----------     -------


Balances, December 31, 1996        - -  $       - -    9,455,689   $ 945,569   $(190,709)  $1,356,815   $(2,558,891)    $(3,461)
                               =======  ===========    =========   =========   =========   ==========   ===========     =======

                                    The accompanying notes are an integral
                                part of the consolidated financial statements.

                            CONSIL CORP.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           -------------


1.   Summary of Significant Accounting Policies
     ------------------------------------------

Organization
------------

     ConSil Corp. (the Company or ConSil), formerly Consolidated Silver Corporation, and its wholly owned subsidiary Minera ConSil, S.A. de C.V. (formed on December 20, 1995) currently hold interests in mining and mineral-bearing properties in Mexico. Although the Company has no operating properties, its management continues to evaluate potential mineral exploration projects and business opportunities with particular emphasis on silver properties in Mexico.

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

     At December 31, 1996, the Company had 9,449,757 common shares outstanding of which Hecla Mining Company (Hecla, the majority stockholder of the Company) owned 7,418,300 shares or 78.503% of the outstanding shares.

     The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At December 31, 1996, the Company has negative working capital of approximately $519,000 and a stockholders' deficit of approximately $451,000. Included in current liabilities is a $500,000 note payable to Hecla which is due in April 1997. Management of the Company anticipates improving the Company's financial condition through an equity offering in 1997; although there can be no assurance that the Company will be successful in raising additional capital. If other sources of funds are unavailable, Hecla has committed to fund the reasonable minimum financial requirements of the Company through March 1998.

Exploration
-----------

     Exploration costs are charged to operations as incurred. The purchase of Hecla's interest in the Ojo Caliente exploration project in 1995, which principally included a reimbursement of Hecla's exploration costs expended on the property was charged to operations (see Note 2).

Net Loss Per Share
------------------

     Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period.

Cash Equivalents
----------------

     The Company considers cash equivalents to be highly liquid investments purchased with a remaining maturity of three months or less. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with institutions of high credit-worthiness. At times, such investments may be in excess of the FDIC insurance limit.

Deferred Stock Offering Costs
-----------------------------

     Deferred stock offering costs consist of costs associated with planned equity offerings. The deferred stock offering costs will be offset against the gross proceeds from the issuance of equity securities, if the stock offering is successful, or will be charged to operations, if the stock offering is not successful.

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

Reclassifications
-----------------

     Certain 1995 and 1994 financial statement amounts have been reclassified to conform to the 1996 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

2.   Mineral Rights
     --------------

     In December 1995, the Company purchased from Hecla its interest in the Ojo Caliente exploration project located near the town of Zacatecas in the state of Zacatecas, Mexico, for $706,822.

     In conjunction with the Ojo Caliente and Sombrerete projects, the Company's wholly owned Mexican subsidiary, Minera ConSil, entered into an agreement with Minera Hecla, S.A. de C.V. (Minera Hecla), a wholly owned subsidiary of Hecla, whereby Minera Hecla would carry out exploration activities on the projects for which the Company would reimburse Minera Hecla for its costs. During the years ended December 31, 1996 and 1995, the Company incurred $453,793 and $78,134, respectively, of exploration expense under this agreement. At December 31, 1996 and 1995, $278,894 and $70,469, respectively, of these exploration services are included in accounts payable.

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
                                          -----------
                                          $ 2,465,000
                                          ===========

     The commitment for April 1995 to March 1996 was satisfied as of September 30, 1995 by Hecla, prior to the Company's purchase from Hecla. The Company carried over $394,563 from 1995 to 1996 and expended an additional $250,299 through December 31, 1996 for a total of $644,862, as of December 31, 1996. Following exploration work in 1995 and 1996, the Company elected not to allocate further funding to the project. Management of the Company has determined that the Company will not meet the remaining obligation to spend an additional $355,138 on exploration activities at the Ojo Caliente project prior to March 31, 1997. As a result of the Company's election not to meet the minimum work commitment obligation, the Company has offered its interest in the Ojo Caliente exploration property to Hecla subject to a Net Profits Interest payable to
ConSil. No decision by Hecla has been reached with respect to acquiring ConSil's interest in the Ojo Caliente exploration project. Hecla has until April 4, 1997 to reach a decision concerning the property. If Hecla elects not to obtain ConSil's interest in the Ojo Caliente project, management of ConSil anticipates attempting to renegotiate the agreement with Minera Portree, although there can be no assurance that the Company will be able to renegotiate the agreement with Minera Portree. If the

Company is unable to renegotiate the agreement, the Company's rights to the property will terminate.

     On February 9, 1996, the Company entered into a letter agreement (Sombrerete Agreement) for a three-month, pre-option period to purchase a 100% interest in the Sombrerete silver mine in the state of Zacatecas, Mexico, including all related surface and underground mining rights, all related properties, permits and authorizations, and all surface and underground equipment, buildings, and infrastructure. The letter agreement called for the Company to make three payments of $5,000 per month during the pre-option period to Grupo Catorce, and for the Company to perform an investigation of the property. In May 1996, the Company completed its preliminary investigation of the Sombrerete silver mine and informed Grupo Catorce that it intends to exercise its right to enter into an option to purchase the property. The option agreement will require the Company to pay Grupo Catorce $4,000 per month for care and maintenance of the property. During the option period, the Company can exercise its option to purchase the property for $1 million over a three-year period with $100,000 at the end of each of the first and second year following commencement of the option period and $800,000 on the exercise of the option. The option can be extended for up to five years with the payment of an additional $150,000 preproduction royalty for each year the option is extended, which preproduction royalties are recoupable from the Net Smelter Returns (NSR) Royalty discussed below. ConSil's cumulative work commitments are $200,000 for the first six months following commencement of the option period, $500,000 within 12 months and $1,500,000 within 24 months, plus $200,000 in exploration work during any option extension year. Grupo Catorce will retain a 4% NSR royalty in all of the project property, which the Company can reduce to a 2% NSR royalty by paying $1 million to Grupo Catorce. ConSil has the right to withdraw from the agreement at any time after completion of a minimum $200,000 of work on the property. As of November 1996, the Company had completed the initial exploration program, spending in excess of the required $200,000. On November 13, 1996, by letter agreement, ConSil has a six-month extension on all provisions of the agreement, including a six-month suspension on all required expenditures and payments to Grupo Catorce.

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

3.   Equipment
     ---------

     The major components of equipment are as follows:


                                           December 31,
                                         1996         1995
                                       --------     --------

     Furniture and fixtures            $ 29,094     $  5,434
     Vehicle                             15,750          - -
                                       --------     --------
                                         44,844        5,434

     Less accumulated depreciation
                                         (6,241)        (494)
                                       --------     --------

                                       $ 38,603     $  4,940
                                       ========     ========

     Equipment is stated at the lower of cost or estimated net realizable value. Maintenance, repairs and renewals are charged to operations. Betterments of a major nature are capitalized. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations. Depreciation is based on the estimated useful lives of assets and is computed using the straight-line method.

     The Company adopted the provisions of Statement of Financial Accounting Standards, No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) effective January 1, 1995. The adoption of the provisions of SFAS No. 121 had no material effect on the results of operations, financial condition, or cash flows of the Company.

4.   Income Taxes
     ------------

     The components of the Company's income tax provision (benefit) for the years ended December 31, 1996, 1995 and 1994 are as follows:
                            1996       1995        1994
                          ---------  ---------  ---------
     Current
            Federal       $(173,869) $ 164,112  $ (11,630)
            State           (26,241)    39,013     (2,316)
                          ---------  ---------  ---------

                           (200,110)   203,125    (13,946)
                          ---------  ---------  ---------

     Deferred:
            Federal          80,000    (80,000)       - -
            State            19,000    (19,000)       - -
                          ---------  ---------  ---------

                             99,000    (99,000)       - -
                          ---------  ---------  ---------

          Total           $(101,110) $ 104,125  $ (13,946)
                          =========  =========  =========


     The income tax provision (benefit) for the years ended December 31, 1996, 1995 and 1994 differs from the amounts which would be provided by applying the statutory federal income tax rate to the loss before income taxes. The reasons for the differences are as follows:

                             1996               1995               1994
                       ----------------   ----------------   ----------------
Computed "statutory"   $(344,801) (34)%   $ (139,606) (34)%  $ (15,003) (34)%
   benefit
Effect of surtax
   exemption                 - -  - -            - -  - -        3,373    7
Effect of other
   expenses               (4,490) - -         77,792   19          - -  - -
Valuation allowance
   due to uncertainty
   of recovery of
   deferred tax assets   255,422   25        197,714   48          - -  - -
Effect of state
   income taxes           (7,241)  (1)       (31,775)  (8)      (2,316)  (5)
                       ---------  ---     ----------  ---    ---------  ---

                       $(101,110) (10)%   $  104,125   25%   $ (13,946) (32)%
                       =========  ===     ==========  ===    =========  ===

     At December 31, 1996 and 1995, the Company had the following deferred tax asset:
                                              1996         1995
                                           ---------    ---------
          Capitalized exploration costs    $ 453,136    $ 296,714
          Valuation allowance               (453,136)    (197,714)
                                           ---------    ---------
          Net deferred tax asset           $     - -    $  99,000
                                           =========    =========

     The change in the valuation allowance during the years ended December 31, 1996 and 1995 is as follows:

                                              1996         1995
                                            --------     --------
          Balance,
             beginning of year             $ 197,714    $     - -
          Increase due to
             nonutilization of
             net operating loss
             carryforwards                   255,422      197,714
                                           ---------    ---------
          Balance, end of year             $ 453,136    $ 197,714
                                           =========    =========

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

5.   Note Payable
     ------------

     On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000. Under the terms of the loan agreement, ConSil agreed to pay interest on the outstanding balance at the prime interest rate plus one and one-half percent, which was 9.75% at December 31, 1996. The loan was payable upon demand by Hecla, and was due in its entirety on or before December 31, 1996. In order to collateralize the loan, ConSil has caused its wholly owned subsidiary Minera ConSil, S.A. de C.V. to grant Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V., its rights under the Sombrerete Agreement. The loan agreement also places certain restrictions on the Company, including restrictions on assets, indebtedness, increases in compensation, loans or advances to shareholders, directors, or employees, capital stock, and hiring of new employees. These restrictions can be altered with the prior consent of Hecla. At December 31, 1996, the Company was in compliance with these restrictions. On February 19, 1997, the
                                -25-

Company and Hecla entered into an amendment to the loan agreement. Under the terms of the amended loan agreement, the amount available under the loan was increased to $700,000, and the due date of the loan was extended to April 30, 1997. All other terms under the amended loan agreement are substantially identical to the terms in the original loan agreement. At December 31, 1996, there was $500,000 outstanding under the loan agreement with Hecla, and accrued interest due to Hecla totaling $17,901. Interest expense related to this note for the year ended December 31, 1996 was $17,901.

6.   Common and Preferred Stock
     --------------------------

     In September 1995, the Company issued 1,250,000 shares of common stock to Hecla in exchange for 12,500 shares of preferred stock held by Hecla which represented the total outstanding shares of preferred stock. The preferred shares previously held by Hecla were subsequently cancelled. The rights of the authorized preferred stock will be determined by the Board of Directors, if and when any preferred stock is issued.

7.   Related Party Transactions
     --------------------------

     In addition to related party transactions described in Notes 2, 5 and 6, during the years ended December 31, 1996, 1995 and 1994, general and administrative expenses of $24,773, $88,172, and $26,885, respectively, were charged to the Company by Hecla. Also, during the year ended December 31, 1996, the Company purchased a vehicle from Hecla for $15,750.

     As of January 1, 1997, Hecla and the Company's President entered into a Stock Option Agreement which revised a prior agreement dated November 14, 1995, whereby Hecla granted the President the following options to purchase the Company's common stock which is currently owned by Hecla:

                  Option
                  Price              Shares
               -----------         ---------
                     $0.10           200,000
                      0.50           225,000(1)
                      1.00           225,000(2)
               -----------         ---------
               $0.10-$1.00           650,000
                                   =========

          (1)  Contingent upon obtaining financing, as defined.
          (2)  Contingent upon the closing of certain transactions.

     The  non-contingent  options  are   fully  vested  and  expire
December 31, 1998.

     In conjunction with the November 1995 agreement, Hecla had also granted options to the Company's former President. Due to the former President's resignation in 1996, these options expired unexercised.

     The estimated fair value of the Company's common stock at the date of grant of the non-contingent options exceeded the $0.10 option price. Accordingly, during the year ended December 31, 1995, the Company recorded $228,800 of compensation expense and a related capital contribution from Hecla relating to these options. Additional compensation expense may be recorded on the contingent option grants upon the removal of the contingency and based upon the fair value of the Company's common stock at that time.

8.   Fair Value of Financial Instruments
     -----------------------------------

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

     The estimated fair values of financial instruments are as follows:

                                                  December 31,
                                         1996                      1995
                                ----------------------   -----------------------
                                Carrying       Fair       Carrying        Fair
                                 Amounts       Value       Amounts       Value

                                ---------   ---------    ----------   ---------
Financial assets:
  Cash and cash equivalents     $ 120,216    $ 120,216    $ 588,787    $ 588,787
  Accounts and other
     receivables                   70,631       70,631        1,410        1,410
  Income tax refund
     receivable                   210,816      210,816       46,344       46,344
Financial liabilities:
  Current liabilities             423,647      423,647      282,667      282,667
  Note payable                    500,000      500,000          - -          - -


      Due to the nature of cash and cash equivalents, receivables, and current liabilities, the fair value approximates their carrying
amounts.    The fair  value of  the  note payable  approximates its
carrying  value  due  to  the  term   and  variable  interest  rate
associated with the note.

9.   Geographic Segments
     -------------------

                                              1996                    1995
                                          ------------            -----------
Net income (loss)
   United States                          $  (362,585)            $   270,719
   Mexico                                    (442,976)               (784,956)
   Canada                                    (107,450)                   (494)
                                          -----------             -----------
                                          $  (913,011)            $  (514,731)
                                          ===========             ===========
Depreciation
   United States                          $     1,200             $       - -
   Canada                                       4,547                     494

                                          -----------             -----------
                                          $     5,747             $       494
                                          ===========             ===========
Identifiable assets(1)
 Equipment:
   United States                          $    18,710             $       - -
   Mexico                                         - -                     - -
   Canada                                      19,893                   4,940
                                          -----------             -----------
                                          $    38,603             $     4,940
                                          ===========             ===========
 General corporate assets
   United States                          $   327,838             $   743,498
   Mexico                                      66,446                     - -
   Canada                                      40,083                     - -
                                          -----------             -----------
                                          $   434,367             $   743,498
                                          ===========             ===========

      (1) Identifiable assets of each country are those that are directly identified with those operations. General corporate assets consist primarily of cash and cash equivalents, receivables and income taxes.

     As of and for the year ended December 31, 1994 there were no operations or assets outside of the United States.

10.  Lease Commitment
     ----------------

     In 1996, the Company entered into leases for office space and equipment. All leases are operating leases with maturity dates between May 1999, and January 2000. In January 1997, all leases were assumed by an assignee and the Company has no further obligations under the lease agreements. During 1996, the Company incurred rent expense of $22,751.

11.  Reconciliation of U.S. Generally Accepted Accounting
     ----------------------------------------------------
     Principles (GAAP) to Canadian GAAP
     ----------------------------------

     The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles as practiced in the United States. The differences between U.S. GAAP and Canadian GAAP and effects on stockholders' equity (deficit) at December 31, 1996 and 1995 and the net loss for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                           1996          1995
                                        -----------   -----------
Total stockholders' equity (deficit)
    at December 31, per U.S. generally
    accepted accounting principles      $  (450,677)  $   465,171

Adjustments to conform with Canadian
    generally accepted accounting
    principles:
       Deferred income tax assets               - -       (99,000)
                                        -----------   -----------

Total stockholders' equity (deficit)
    at December 31, per Canadian
    generally accepted accounting
    principles                          $  (450,677)  $   366,171
                                        ===========   ===========



                                            1996          1995          1994
                                        -----------   -----------    ---------
Net loss for the year ended
    December 31, per U.S. generally
    accepted accounting principles      $  (913,011)  $  (514,731)   $ (30,179)

Adjustments to conform with Canadian
    generally accepted accounting
    principles:
       Deferred income tax (provision)
       benefit                              (99,000)       99,000          - -
                                         ----------    ----------    ---------

Net loss for the year ended
    December 31, per Canadian
    generally accepted accounting
    principles                          $(1,012,011)  $  (415,731)   $ (30,179)
                                        ===========   ===========    =========

                              PART III
                              --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

     The information required by this item is incorporated herein by reference to Item 12 of this report.

Item 11.  Executive Compensation
          ----------------------

     Reference is made to the information set forth under the caption "Remuneration and Other Compensation of Management" in the Information Statement filed pursuant to Regulation 14C, which information is incorporated herein by reference.

     The Company's policy during 1996 was to compensate the Company's Board of Directors with an annual retainer of $750 and a meeting fee of $200 per meeting attended in person. No directors were compensated pursuant to this policy during 1996.

     Charges of $24,773, $88,172 and $26,885 were made to the Company by Hecla in 1996, 1995 and 1994, respectively, for accounting and other administrative services rendered by employees of Hecla.

Item 12.  Security Ownership of Certain Beneficial Owners and
          ---------------------------------------------------
          Management
          ----------

     (a) Security ownership of certain beneficial owners as of March 1, 1997:

     Title               Name and                 Amount and       Percent
      of                Address of                Nature of          of
     Class            Beneficial Owner       Beneficial Ownership   Class
---------------   ------------------------   --------------------  -------
Common stock        Hecla Mining Company
                    Coeur d'Alene, Idaho        7,418,300 shares     78.503

     In 1996, the Company purchased 5,926 shares from dissenting stockholders which increased the balance of treasury shares from 6 shares to 5,932 shares and thereby reduced overall outstanding shares and increased Hecla's percentage ownership of the Company's outstanding common stock from 78.453% to 78.503%.

     (b)  Security ownership of management as of March 1, 1997:

                                                                 Common Shares
                                                 Year First    Owned Beneficially,
                                                 Elected As  Directly or Indirectly,    Percent
             Name                        Age     A Director    as of March 1, 1997    of Class (4)
             ----                        ---     ----------  -----------------------  ------------
Ralph R. Noyes (1)                       49        1991             380,000             3.81%
    Chairman  of the  Company since
    1995   and    President   since
    December 1,  1996.   Mr.  Noyes
    previously served as  President
    from 1991 to 1994.  He was Vice
    President  of Metal  Mining and
    Exploration  for  Hecla  Mining
    Company from 1988 to 1995.

Michael B. White (2)                     46        1989              61,000              *
    Vice  President since  1992 and
    Secretary  from  1982 to  1995.
    Mr.  White  is Vice  President-
    General  Counsel and  Secretary
    of Hecla Mining Company.

Cheryl Maher (3)                         46        ----             100,000             1.00%
    Vice  President of  Finance and
    Controller  since  January   1,
    1997.  Ms.  Maher, a  certified
    public      accountant,     has
    practiced   public   accounting
    since 1993.  Prior to that, she
    was  employed as  the Financial
    Operations specialist for Hecla
    Mining Company.

Charles F. Asher (3)                     75        1992              60,000              *
    President  of Plainview  Mining
    Company.   He  has served  as a
    director   of   Merger    Mines
    Corporation   and   Verna   Mae
    Mining since 1987.

Robert Stuart Angus (3)                  47        1995              60,000              *
    Mr. Angus is a partner with the
    Canadian  law firm  of Stikeman
    Elliot  in  Vancouver,  British
    Columbia.    He  serves  on the
    boards   of   several    public
    Canadian    mineral    resource
    companies.

William J. Weymark (3)                   44        1995              60,000              *
    President of  Vancouver Wharves
    since  1996.  Prior to that, he
    was    Vice     President    of
    Operations of Vancouver Wharves
    from 1991 to  1996.  He  serves
    on the boards of several public
    Canadian resource companies.

All Officers and Directors as a Group       (6 Individuals)         721,000             7.24%

                                      -31-

     There are no family relationships between any of the executive officers and directors.

* Less than one percent (1%) of the total issued and outstanding shares of Common Stock.

(1) Includes 200,000 shares subject to options exercisable within 60 days granted by Hecla Mining Company (See Note 7 to the Consolidated Financial Statements.) and 175,000 shares subject to options granted under the Company's Stock Option Plan that are exercisable within 60 days.

(2) Includes 60,000 shares subject to options granted under the Company's Stock Option Plan that are exercisable within 60 days. Additionally, Mr. White is the beneficial owner of 24,018 shares of common stock of Hecla Mining Company, the majority shareholder of the Company, including 4,200 options exercisable within 60 days. The exercise price of these options is currently greater than the market price of Hecla Mining Company's common stock.

(3) Consists solely of shares subject to options granted under the Company's Stock Option Plan that are exercisable within 60 days.

(4) In addition to the 9,449,757 shares of common stock currently outstanding, the 515,000 shares subject to options granted under the Company's Stock Option Plan were deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the common stock owned by such persons.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     The following executive officers and directors have been granted options in 1997 pursuant to the Company's Stock Option Plans.

                           No. of Shares      Exercise Price     Expiration
    Name of Optionee       Under Option      Per Share (U.S.$)      Date
    ----------------       ------------      -----------------      ----
  Incentive Stock Options:
  Ralph Noyes                 175,000              $0.87      January 13, 2002
  Cheryl Maher                100,000               0.87      January 13, 2002
  Michael White                60,000               0.87      January 13, 2002

  Stock Options:
  R. Stuart Angus              60,000               0.87      January 13, 2002
  William Weymark              60,000               0.87      January 13, 2002
  Charles Asher                60,000               0.87      January 13, 2002

      Stuart Angus, a  director of the Company, is a  partner in the
Canadian  law  firm  of   Stikeman  Elliot  in  Vancouver,  British
Columbia.   The  Company has  retained Stikeman  Elliot in  1997 to
perform certain legal services in conjunction with the Company's proposed operations.
                                -32-

     See Notes 2, 5, and 7 to the Consolidated Financial Statements for description of certain additional business relations required to be reported under this Item.

                              PART IV
                              -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          -------------------------------------------------------
          Form 8-K
          --------

     (a)  (1)  Index to Consolidated Financial Statements:

                                                           Page
                                                           ----
     Report of Independent Accountants                      14

     Consolidated Balance Sheets at December 31, 1996
       and 1995                                             15

     Consolidated Statements of Operations for the
       Years Ended December 31, 1996, 1995 and 1994         16

     Consolidated Statements of Cash Flows for the
       Years Ended December 31, 1996, 1995 and 1994         17

     Consolidated Statements of Changes in Stockholders'
       Equity (Deficit) for the Years Ended
       December 31, 1996, 1995 and 1994                     18

     Notes to Consolidated Financial Statements             19

     (b)  Reports on Form 8-K

          None.

     (c)  Exhibits

          The exhibit numbers in the following list correspond to the numbers assigned to such Exhibits in Item 601 of Regulation S-K.

          Number    Description of Exhibits
          ------    -----------------------

          3(i)      Articles of Incorporation of Registrant **

          3(ii)     Bylaws of Registrant **

          10.1(a) Loan Agreement dated June 14, 1996, among the Company and Hecla Mining Company **

          10.1(b)   Amendment to Loan Agreement dated  February 19,
                    1997,   among  the  Company  and  Hecla  Mining
                    Company (attached)

          22        Registrant's  Notice  of  Annual   Meeting  and
                    Information Statement dated  February 11,  1997
                    **

          27        Financial Data Schedule
                                -34-

     ** These exhibits were filed in SEC File #0-4846-3 as indicated below and are incorporated herein by this reference thereto:

                    Corresponding Exhibit in Annual Report on
     Exhibit in     Form 10-K or Quarterly Report on Form 10-Q,
     this Report    or other filing, as indicated
     -----------    -------------------------------------------

          3(i)      (3.1)     (1995 10-K)

          3(ii)     (3.2)     (1995 10-K)

          10.1(a)   (A)       (Current  Report  on  Form 8-K  dated
                              July 15, 1996)

          22        Registrant's  Notice  of  Annual   Meeting  and
                    Information Statement dated February 11, 1997

                             SIGNATURES
                             ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.

                              CONSIL CORP.



                              By  /s/ Ralph R. Noyes
                                 ----------------------------------
                                   Ralph R. Noyes, President,
                                   Chairman of the Board,
                                     and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Ralph R. Noyes      3/28/97     /s/Cheryl Maher          3/28/97
------------------------------     --------------------------------
Ralph R. Noyes            Date     Cheryl Maher                Date
President, Chairman of the         Vice President - Finance and
Board and Director                 Controller (principal accounting
(principal executive officer)      and financial officer)




/s/Robert Stuart Angus 3/28/97     /s/Charles F. Asher      3/28/97
------------------------------     --------------------------------
Robert Stuart Angus       Date     Charles F. Asher            Date
Director                           Director



/s/William J. Weymark  3/28/97     /s/Michael B. White      3/28/97
------------------------------     --------------------------------
William J. Weymark        Date     Michael B. White            Date
Director                           Director

                            CONSIL CORP.

                   Form 10-K - December 31, 1996

                         INDEX TO EXHIBITS




          Number    Description of Exhibits
          ------    -----------------------


          10.1(b)   Amendment  to Loan Agreement dated February 19,
                    1997,  among  the   Company  and  Hecla  Mining
                    Company


          27        Financial Data Schedule