Form 10-Q
period 1997-03-31
CONSOLIDATED SILVER CORP
filed 1997-05-01
CIK 23778

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                             FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

                                 OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                                ----------------   ----------------

Commission file number      0-4846-3
                        -----------------------------------------

                           CONSIL CORP.
         -------------------------------------------------
       (Exact name of registrant as specified in its charter)

            Idaho                                   82-0288840
-----------------------------------------       ------------------
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)

  Suite 500, 625 Howe Street
  Vancouver, British Columbia, Canada               V6C 2T6
-----------------------------------------       ------------------
 (Address of principal executive offices)           (Zip Code)

                           604-331-0844
-------------------------------------------------------------------
        (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been  subject to such filing requirements  for at least the
past 90 days.    Yes  XX .     No     .
                     ----         ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Outstanding March 31, 1997
----------------------------------     --------------------------
Common stock, no par value                   9,449,757 shares

                            CONSIL CORP.

                             FORM 10-Q

                FOR THE QUARTER ENDED MARCH 31, 1997


                             I N D E X
                             ---------

                                                            Page
                                                            ----
PART I. - Financial Information

   Item l  -  Consolidated Balance Sheets - March 31,
              1997 and December 31, 1996                      3

           -  Consolidated Statements of Operations and
              Accumulated Deficit - Three Months Ended
              March 31, 1997 and 1996                         4

           -  Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1997 and 1996      5

           -  Notes to Consolidated Financial Statements      6

   Item 2  -  Management's Discussion and Analysis of
              Financial Condition and Results of Operations   8


PART II. - Other Information

   Item 1 -   Legal Proceedings                              12

   Item 4 -   Matters Voted on by Security Holders           12

   Item 6 -   Exhibits and Reports on Form 8-K               13

                      PART I  -  FINANCIAL INFORMATION
                                  CONSIL CORP.
                     Consolidated Balance Sheets (Unaudited)
                                 (U.S. Dollars)
                                   ----------

                                                         March 31,   December 31,
                                                           1997          1996
                                                        -----------   -----------
                                             ASSETS
Current assets:
  Cash and cash equivalents                             $   30,498     $  120,216
  Accounts receivable                                          825          4,185
  Other receivables                                         59,862         66,446
  Income tax refund receivable                             201,382        210,816
  Prepaid and deferred expenses                              1,431          3,022
                                                        ----------     ----------
           Total current assets                            293,998        404,685
                                                        ----------     ----------
Equipment,
  (net of accumulated depreciation of
  $2,721 and $6,241)                                        17,189         38,603
Deferred stock offering costs                               29,682         29,682
                                                        ----------     ----------
           Total assets                                 $  340,869     $  472,970
                                                        ==========     ==========

                              LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable - Hecla Mining Company               $  313,244     $  362,802
  Accounts payable - trade                                  22,184          2,683
  Accrued liabilities                                       90,563         40,261
  Accrued interest payable -
    Hecla Mining Company                                    30,109         17,901
  Note payable - Hecla Mining Company                      500,000        500,000
                                                        ----------     ----------
           Total current liabilities                       956,100        923,647
                                                        ----------     ----------
Stockholders' deficit:
  Preferred stock; $0.25 par value; authorized,
    10,000,000 shares; issued and outstanding, none            - -            - -
  Common stock; 1997 - no par value; 1996 - $0.10
    par value; authorized:  1997 - 100,000,000 shares;
    1996 - 20,000,000 shares; issued 9,455,689 shares    2,111,675        945,569
  Discount on common stock                                     - -       (190,709)
  Capital surplus                                              - -      1,356,815
  Accumulated deficit                                   (2,723,445)    (2,558,891)
  Less: Common stock reacquired at cost;
    1997 and 1996 - 5,932 shares                            (3,461)        (3,461)
                                                        ----------     ----------
           Total stockholders' deficit                    (615,231)      (450,677)
                                                        ----------     ----------
           Total liabilities and stockholders'
             deficit                                    $  340,869     $  472,970
                                                        ==========     ==========
                           The accompanying notes are an integral part
                            of the consolidated financial statements.
                                       -3-






                   PART I - FINANCIAL INFORMATION (Continued)

                                  CONSIL CORP.

          Consolidated Statements of Operations and Accumulated Deficit
                           (Unaudited) (U.S. Dollars)


                                         Three Months Ended

                                    ---------------------------
                                      March 31,    March 31,
                                        1997          1996
                                    ------------  ------------
Revenue:
  Transfer fees                      $       - -   $        152
  Interest                                    66          2,711
                                    ------------   ------------
                                              66          2,863
                                    ------------   ------------
Expenses:
  General and administrative             132,709         79,371
  Exploration and acquisition             16,585         99,421
  Depreciation                             1,960            726
  Interest                                12,208            - -
  Loss on sale of equipment                1,158            - -
                                    ------------   ------------
                                         164,620        179,518
                                    ------------   ------------

Loss before income tax benefit          (164,554)      (176,655)
Income tax benefit                           - -        (43,624)
                                    ------------   ------------
Net loss                                (164,554)      (133,031)
Accumulated deficit at
  beginning of period                 (2,558,891)    (1,645,880)
                                    ------------   ------------
Accumulated deficit at
  end of period                      $(2,723,445)  $ (1,778,911)
                                    ============   ============
Net loss per share of common stock   $     (0.02)  $      (0.01)
                                    ============   ============
Cash dividends per share             $       - -   $        - -
                                    ============   ============
Weighted average number of
  common shares outstanding            9,449,757      9,452,772
                                    ============   ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.







                   PART I - FINANCIAL INFORMATION (Continued)

                                  CONSIL CORP.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (U.S. Dollars)

                                            Three Months Ended

                                         ----------------------
                                           March 31,  March 31,
                                             1997        1996
                                          ---------   ---------
Operating activities:
  Net loss                                $(164,554)  $(133,031)
  Noncash elements included in net loss:
    Depreciation                              1,960         726
    Deferred income tax benefit                 - -      (8,351)
    Loss on sale of equipment                 1,158         - -
  Change in:
    Accounts and other receivables            9,944      (2,419)
    Income tax refund receivable              9,434     (24,819)
    Prepaid and deferred expenses             1,591         - -
    Accounts payable and accrued
      liabilities                            20,245    (241,463)
    Accrued interest payable                 12,208         - -
                                          ---------   ---------
  Net cash used by operating activities    (108,014)   (409,357)
                                          ---------   ---------
Investing activities:
  Proceeds from sale of equipment            18,296         - -
  Purchase of property,
    plant and equipment                         - -     (14,011)
                                          ---------   ---------
  Net cash provided (used)
    by investing activities                  18,296     (14,011)
                                          ---------   ---------
Financing activities:
  Deferred stock offering costs                 - -     (10,306)
  Acquisition of treasury stock                 - -      (3,437)
                                          ---------   ---------
  Net cash used by financing activities         - -     (13,743)
                                          ---------   ---------
Net decrease in cash
  and cash equivalents                      (89,718)   (437,111)

Cash and cash equivalents at
  beginning of period                       120,216     588,787
                                          ---------   ---------
Cash and cash equivalents at
   end of period                          $  30,498   $ 151,676
                                          =========   =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.


                   PART I - FINANCIAL INFORMATION (Continued)

                                  CONSIL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   The notes to the  consolidated financial statements as of
          December 31,  1996, as set  forth in ConSil  Corp.'s (the
          Company  or  ConSil) 1996  Annual  Report  on Form  10-K,
          substantially   apply   to  these   interim  consolidated
          financial  statements and  are  not repeated  here.   All
          amounts are in U.S. dollars unless otherwise indicated.

Note 2.   The  financial  information  given  in  the  accompanying
          unaudited  interim  financial  statements   reflects  all
          adjustments  which are,  in  the opinion  of  management,
          necessary  to a  fair statement  of the  results for  the
          interim periods reported.  All such adjustments  are of a
          normal   recurring  nature.    All  financial  statements
          presented  herein are  unaudited.   However,  the balance
          sheet  as of  December  31, 1996,  was  derived from  the
          audited consolidated  balance sheet  described in  Note 1
          above.  Certain  consolidated financial statement amounts
          have   been  reclassified   to   conform   to  the   1997
          presentation.   These reclassifications have no effect on
          the  net  loss  or  accumulated   deficit  as  previously
          reported.

Note 3. The components of the income tax benefit for the three months ended March 31, 1997 and 1996 are as follows (in thousands):

                                              1997        1996
                                           --------    --------
          Current:
            State income tax benefit       $    - -    $ (7,252)
            Federal income tax benefit          - -     (28,021)
                                           --------    --------
            Total current benefit               - -     (35,273)
          Deferred benefit                      - -      (8,351)
                                           --------    --------
               Total                       $    - -    $(43,624)
                                           ========    ========

Note 4. At March 31, 1997, the Company had 9,449,757 common shares outstanding of which Hecla Mining Company (Hecla, the majority stockholder of the Company) owned 7,418,300 shares or 78.503% of the outstanding shares.

          Pursuant to an agreement between the Company's wholly owned Mexican subsidiary, Minera ConSil, S.A de C.V.




            PART I  -  FINANCIAL INFORMATION (Continued)

                            CONSIL CORP.


          (Minera ConSil) and  Hecla Mining Company's wholly  owned
          Mexican subsidiary,  Minera Hecla,  S.A. de C.V.  (Minera
          Hecla), the Company received a credit against exploration
          expenses incurred in  1996 and the first  quarter of 1997
          of  $57,364.   Actual  exploration expense  in the  first
          quarter of 1997 in  connection with services performed by
          Minera  Hecla under  the direction  of the  management of
          Minera ConSil was $13,469; expenses for the first quarter
          of 1996 were $88,049.

          Certain general and administrative expenses are incurred by Hecla and reimbursed by the Company. These expenses totaled $8,676 for the first quarter of 1997 compared to $8,494 for the first quarter of 1996.

          On  June 28, 1996, ConSil  and Hecla entered  into a loan
          agreement  whereby  Hecla  agreed  to  make available  to
          ConSil a loan not to exceed $500,000, due in its entirety
          on or before December 31, 1996.  On February 19, 1997 the
          Company and Hecla amended  the Loan Agreement to increase
          the  amount  available to  $700,000  with a  due  date of
          April 30,  1997.  On April 16, 1997, the Loan Agreement -
          Second  Amendment extended  the date  of repayment  to no
          later  than  August  1, 1997.    As  of  April 24,  1997,
          $600,000 was payable to Hecla under the Loan Agreement.

          On  April 18, 1997, the Company and Hecla executed a Debt
          Settlement  Agreement  which gives  Hecla  the option  to
          elect repayment of a portion of the loan by means of a 2%
          net  sales  return royalty  up  to a  maximum  payment of
          $500,000, or electing to have  the Company issue to Hecla
          common stock  with  a value  of  $500,000 (based  on  the
          market  price  less a  Vancouver  Stock Exchange-approved
          discount).   The Company also agreed to assign its income
          tax  refund   for  the  year  ended   December  31,  1995
          (approximately $170,000) to Hecla  and to repay all other
          amounts outstanding in cash.  (See Exhibit 10.2).

Note 5.   The   Company   prepares   its   consolidated   financial
          statements   in   accordance   with  generally   accepted
          accounting principles ("GAAP") in the United States.  The
          Company  also  has regulatory  reporting  requirements in
          Canada.  There are  no differences between U.S. GAAP  and
          Canadian GAAP with respect to stockholders' deficit or








            PART I  -  FINANCIAL INFORMATION (Continued)

                            CONSIL CORP.


          net  loss at  March 31,  1997 and  the three  months then
          ended.   For  the quarter  ended  March 31,  1996, income
          would be  reduced by  $8,351 and stockholders'  equity by
          $107,351 under Canadian GAAP.

Note 6.   During the  first quarter  1997, the Company  adopted the
          Stock Option Plan and  Incentive Stock Option Plan.   The
          Company  is authorized to issue  up to 10%  of the issued
          and outstanding  shares under these plans.   During 1997,
          515,000   options  were  granted   at  $0.87  per  share.
          (Exhibits 10.3 and 10.4).

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

          INTRODUCTION
          ------------

          Except for the  historical information contained  herein,
          the matters discussed that are forward-looking statements
          involve risks  and  uncertainties, including  the  timely
          development of  future  projects, the  impact  of  metals
          prices,   changing   market  conditions   and  regulatory
          environment, and  other risks detailed from  time to time
          in  the Company's Form 10-K and Form 10-Qs filed with the
          United States Securities and Exchange Commission.  Actual
          results  may  differ materially  from those  projected or
          implied.    Forward-looking  statements  included  herein
          represent the Company's  judgment as of the  date of this
          filing.   The Company  disclaims, however, any  intent or
          obligation to update these forward-looking statements.


          RESULTS OF OPERATIONS
          ---------------------

          FIRST THREE MONTHS 1997 COMPARED TO FIRST THREE MONTHS
          ------------------------------------------------------
          1996
          ----

          The Company reported a net loss of $164,554 or $0.02 per share, for the quarter ended March 31, 1997 compared to a net loss of $133,031 ($0.01 per share) in the same period in 1996. The increase in the net loss is due primarily to an increase in general and administrative expenses of $53,338, interest expense of $12,208, and a decrease in the income tax benefit of $43,624. The


            PART 8  -  FINANCIAL INFORMATION (Continued)

                            CONSIL CORP.


          increase  in  general   and  administrative  expenses  is
          primarily  due to  increases in  legal fees  and investor
          relations   expenses   associated   with  the   Company's
          reporting  requirements  to  securities   regulators  and
          stockholders.    Interest  expense  in  the  1997  period
          relates  to the  note  payable  to  Hecla which  was  not
          outstanding during the 1996 period.  Partially offsetting
          these  increases  is  the  reduction in  exploration  and
          acquisition expenses of $82,836,  primarily due to a non-
          recurring credit received from  Minera Hecla in 1997 (see
          Note 4 of Notes to Consolidated Financial Statements).

          FINANCIAL CONDITION AND LIQUIDITY
          ---------------------------------

          At   March  31,   1997,  assets   totaled   $340,869  and
          stockholders'  deficit totaled $615,231.   Cash  and cash
          equivalents decreased by $89,718  to $30,498 at March 31,
          1997  from  $120,216 at  December  31,  1996.   Operating
          activities used  $108,014 of cash during  the first three
          months of 1997.   The primary uses of cash  for operating
          activities   were   for   administrative   expenses   and
          acquisition expenses.

          The  Company's  investing  activities   provided  $18,296
          during  the first three months  of 1997 from  the sale of
          office equipment.

          Working capital decreased $143,140 during the first three
          months of 1997,  from a negative $518,962 at December 31,
          1996  to  a negative  $662,102 at  March  31, 1997.   The
          decrease in  working capital  is primarily the  result of
          funding  operating losses  associated  with  general  and
          administrative expenses and acquisition expenses.

          On  July 22, 1996, the  Company entered into  a Letter of
          Intent  with Minas La Colorada, S.A.  de C.V. (MLC) which
          was replaced by  a Heads of Agreement dated  December 19,
          1996 for the acquisition of a 100% interest in the assets
          of  MLC.   The  Definitive Agreement  is currently  being
          drafted by  the  parties and  is  expected to  be  signed
          during the second quarter of 1997.  Consideration for the
          proposed  acquisition  currently  includes  Hecla  Mining
          Company, the Company's  majority stockholder,  delivering
          from its holdings 4,000,000 shares of common stock of the







            PART I  -  FINANCIAL INFORMATION (Continued)

                            CONSIL CORP.


          Company to ConSil who  will then deliver 4,000,000 shares
          of its common stock  to the stockholders of MLC.   ConSil
          will  also  assume debt  of  up to  $3,000,000  under the
          proposed  agreement.   The proposed  acquisition is  also
          contingent upon  ConSil  completing an  equity  financing
          sufficient to complete the acquisition, expand production
          at  MLC's   mines,  and  fund  exploration   of  the  MLC
          properties.

          On  April  10,  1997,  ConSil through  its  wholly  owned
          subsidiary  Minera ConSil  terminated its  agreement with
          Minera  Portree  regarding  certain   mineral  properties
          collectively  referred  to  as "Ojo  Caliente"  on  which
          Minera ConSil had been doing exploration since 1995.  The
          agreement  provides  that Minera  ConSil  return  all the
          concessions to Minera Portree upon such termination.

          ConSil currently has an extension on all provisions of the agreement with Grupo Catorce on the Sombrerete properties in Zacatecas, Mexico, including a suspension of all required expenditures and payments to Grupo
          Catorce. The current extension expires in May 1997 and management will attempt to renegotiate the agreement.

          Further  exploration  work,  as   well  as  the  proposed
          acquisition of Minas La Colorada, are contingent upon the
          Company's ability to obtain  financing.  If other sources
          of funds are unavailable, Hecla has committed to fund the
          reasonable minimum financial requirements of  the Company
          through  March   31,  1998.    Existing   cash  and  cash
          equivalents are  not  sufficient to  fully  fund  planned
          expenditures.    Management  is  currently  investigating
          raising  additional capital  via  a common  or  preferred
          stock offering.  On  April 21, 1997 the Company  retained
          IBK Capital Corp. of Toronto to act as its advisor in the
          planned  equity offering.    There can  be no  assurance,
          however,  that   the  planned  equity  offering  will  be
          successful.














            PART I  -  FINANCIAL INFORMATION (Continued)

                            CONSIL CORP.


          NEW ACCOUNTING PRONOUNCEMENT
          ----------------------------

          In  February  1997,  Statement  of  Financial  Accounting
          Standards No.  128 (SFAS  128), "Earnings per  Share" was
          issued.  SFAS 128 establishes standards for computing and
          presenting  earnings per  share (EPS) and  simplifies the
          existing  standards.      This  standard   replaces   the
          presentation of primary EPS  with a presentation of basic
          EPS.  It also requires the dual presentation of basic and
          diluted EPS on the  face of the income statement  for all
          entities with  complex capital structures  and requires a
          reconciliation of  the numerator  and denominator  of the
          basic EPS computation to the numerator and denominator of
          the diluted  EPS computation.  SFAS 128  is effective for
          financial  statements  issued  for periods  ending  after
          December 15, 1997, including interim periods and requires
          restatement of all prior-period  EPS data presented.  The
          Company does not believe the application of this standard
          will  have a material  effect on the  presentation of its
          earning per share disclosures.































                   PART II  -  OTHER INFORMATION

                            CONSIL CORP.


Item 1.   Legal Proceedings
------    -----------------

          There are no pending legal proceedings.

Item 4.   Matters Voted on by Security Holders
------    ------------------------------------

          The Company sent out a notice and Information Circular dated February 14, 1997 to each of the Company's security holders advising that the Company would hold its annual meeting on March 17, 1997. At the meeting, Hecla Mining
          Company, record and beneficial  owner of 7,418,300 shares
          (approximately 78.503%) of the outstanding Common Stock of the Company, voted all its shares in favor of each of the resolutions below. No other proxies were solicited or obtained and each of the following items were thus approved and adopted.

          1. Five (5) members were elected to the Board of Directors to serve for one-year terms or until their respective successors are elected and qualified.
               The directors so elected were Ralph R. Noyes, Chairman, Michael B. White, Robert Stuart Angus,
               William J. Weymark and Charles F. Asher.

          2.   Paragraph two of Article V of the Company's Restated
               Articles of Incorporation was amended to increase the number of issued and outstanding shares of the Company's Common Stock from 20,000,000 shares, $.10 par value, to 100,000,000 shares, no par value.

          3.   The Board  of Directors' adoption  of the  Company's
               Stock Option  Plan and  Incentive Stock  Option Plan
               effective   January  13,  1997,   was  approved  and
               confirmed.

          4.   Previous grants  by the Company of  stock options to
               "insiders"  of the  Company,  as  defined under  the
               Securities  Act  (British  Columbia), in  accordance
               with the  policies of  the Vancouver  Stock Exchange
               were approved and confirmed.  Such grants, issued at
               the rate of $0.87 per share, expiring on January 13,
               2002,  are set  forth as  follows:   Incentive Stock
               Options: Ralph Noyes, President, 175,000;







             PART II  -  OTHER INFORMATION (Continued)

                            CONSIL CORP.


          Cheryl  Maher,  Vice President  -  Finance,  100,000; and
          Michael  White,  Director,  60,000;    Stock  Options  to
          Directors:  R. Stuart  Angus,  60,000;  William  Weymark,
          60,000; and Charles Asher, 60,000.

          5.   The Board of Directors of the Company was authorized
               during  the  ensuing year  to  grant stock  options,
               pursuant to the rules  and policies of the Vancouver
               Stock Exchange and the  Company's Stock Option  Plan
               and Incentive Stock Option Plan, to  individuals who
               are  insiders  of  the  Company as  defined  by  the
               Securities   Act  (British  Columbia)  and  to  make
               amendments  to  existing  stock options  as  may  be
               permitted  under  the rules  and  policies  of   the
               Vancouver  Stock  Exchange and  any one  director or
               officer was authorized to do all acts and things, to
               deliver  all documents and  instruments, to give all
               notices  and to  deliver  and  file with  regulatory
               authorities or otherwise or distribute all documents
               which may  be necessary or desirable  to give effect
               to or carry out the foregoing.

          6.   The  selection of  Coopers &  Lybrand L.L.P.  as the
               Company's   independent   auditors   for  1997   was
               approved.

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

          (a)  Exhibits
               27        -    Financial Data Schedule
               10.1(c)   -    Loan Agreement - Second Amendment
               10.2      -    Debt Settlement Agreement
               10.3      -    Stock Option Plan(1)
               10.4      -    Incentive Stock Option Plan(1)

          (b)  Reports on Form 8-K

               None.

Items 2, 3 and  5 of Part II are omitted from  this report as inap-
plicable.
--------------------------------
1.   Indicates  a  management  contract  or  compensatory  plan  or arrangement.







                             SIGNATURES
                             ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CONSIL CORP.
                              -------------------------------------
                                            (Registrant)



Date:  April 30, 1997    By:  /s/  Ralph R. Noyes
                            ---------------------------------------
                              Ralph R. Noyes
                              President, Chairman of the Board
                              and Director




Date:  April 30, 1997    By:  /s/  Cheryl Maher
                            ---------------------------------------
                              Cheryl Maher
                              Vice President - Finance and
                              Controller (principal accounting
                              and financial officer)




























                            CONSIL CORP.

             Form 10Q  -  Period Ending March 31, 1997

                            EXHIBIT LIST



 Exhibit No.                            Description
 -----------                  -------------------------------

     27                       Financial Data Schedule

     10.1(c)                  Loan Agreement - Second Amendment

     10.2                     Debt Settlement Agreement

     10.3                     Stock Option Plan

     10.4                     Incentive Stock Option Plan





































