Form 10-Q
period 1997-06-30
CONSOLIDATED SILVER CORP
filed 1997-07-30
CIK 23778

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                             FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997

                                 OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                                ----------------    --------------

Commission file number      0-4846-3
                       -------------------------------------------

                            CONSIL CORP.
            --------------------------------------------
       (Exact name of registrant as specified in its charter)

            Idaho                                   82-0288840
----------------------------------------      --------------------
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)              Identification No.)

  6500 Mineral Drive
  Coeur d'Alene, Idaho                              83815-8788
-----------------------------------------     --------------------
 (Address of principal executive offices)      (Zip Code)

                         208-769-7610
------------------------------------------------------------------
        (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been  subject to such filing requirements for  at least the
past 90 days.    Yes  XX .     No     .
                     ----        ----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding June 30, 1997
--------------------------------------   -------------------------
Common stock, no par value                       9,449,757 shares

                            CONSIL CORP.

                             FORM 10-Q

                FOR THE QUARTER ENDED JUNE 30, 1997


                             I N D E X
                             ---------

                                                             Page
                                                             ----
PART I. - Financial Information

   Item l  -  Consolidated Balance Sheets - June 30,
              1997 and December 31, 1996                      3

           -  Consolidated Statements of Operations and
              Accumulated Deficit - Three Months and Six
              Months Ended June 30, 1997 and 1996             4

           -  Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1997 and 1996         5

           -  Notes to Consolidated Financial Statements      6

   Item 2  -  Management's Discussion and Analysis of
              Financial Condition and Results of Operations   7


PART II. - Other Information

   Item 1  -  Legal Proceedings                               11

   Item 6  -  Exhibits and Reports on Form 8-K                11

                  PART I - FINANCIAL INFORMATION
                            CONSIL CORP.
              Consolidated Balance Sheets (Unaudited)
                           (U.S. Dollars)
                             ---------

                                                               June 30,    December 31,
                                                                 1997          1996
                                                              -----------   -----------
                                             ASSETS
Current assets:
        Cash and cash equivalents                            $    36,301    $   120,216
        Accounts receivable                                          - -          4,185
        Other receivables                                         61,254         66,446
        Income tax refund receivable                              31,683        210,816
        Prepaid and deferred expenses                                - -          3,022
                                                              ----------     ----------
                 Total current assets                            129,238        404,685
                                                              ----------     ----------
Equipment,
        (net of accumulated depreciation of
        $4,241 and $6,241)                                        15,669         38,603
Deferred stock offering costs                                     49,410         29,682
                                                              ----------     ----------
                 Total assets                                $   194,317    $   472,970
                                                              ==========     ==========

                              LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
        Accounts payable - Hecla Mining Company              $   311,211    $   362,802
        Accounts payable - trade                                   4,197          2,683
        Accrued liabilities                                      104,827         40,261
        Accrued interest payable -
          Hecla Mining Company                                    44,551         17,901
        Note payable - Hecla Mining Company                      480,301        500,000
                                                              ----------     ----------
                 Total current liabilities                       945,087        923,647
                                                              ----------     ----------
Stockholders' deficit:
        Preferred stock; $0.25 par value; authorized,
          10,000,000 shares; issued and outstanding, none            - -            - -
        Common stock; 1997 - no par value; 1996 - $0.10
          par value; authorized:  1997 - 100,000,000 shares;
          1996 - 20,000,000 shares; issued 9,455,689 shares    2,111,675        945,569
        Discount on common stock                                     - -       (190,709)
        Capital surplus                                              - -      1,356,815
        Accumulated deficit                                   (2,858,984)    (2,558,891)
        Less: Common stock reacquired at cost;
          1997 and 1996 - 5,932 shares                            (3,461)        (3,461)
                                                              ----------     ----------
                 Total stockholders' deficit                    (750,770)      (450,677)
                                                              ----------     ----------
                 Total liabilities and stockholders'
                   deficit                                   $   194,317    $   472,970
                                                              ==========     ==========

                           The accompanying notes are an integral part
                            of the consolidated financial statements.
                                               -3-

                                          CONSIL CORP.
                  Consolidated Statements of Operations and Accumulated Deficit
                                   (Unaudited) (U.S. Dollars)

                                         Three Months Ended           Six Months Ended
                                      ------------------------    ------------------------
                                        June 30,     June 30,      June 30,       June 30,
                                          1997         1996          1997           1996
                                      ----------    ----------    ----------    ----------
Revenue:
   Transfer fees                     $       - -  $        - -   $        - -  $       152
   Interest                                   70           521            136        3,232
                                      ----------    ----------     ----------   ----------
                                              70           521            136        3,384
                                      ----------    ----------     ----------   ----------

Expenses:
   General and administrative             84,180        84,015        216,889      163,386
   Exploration and acquisition            35,465        84,783         52,050      184,204
   Depreciation                            1,521         1,528          3,481        2,254
   Interest                               14,443           - -         26,651          - -
   Loss on sale of equipment                 - -           - -          1,158          - -
                                      ----------    ----------     ----------   ----------
                                         135,609       170,326        300,229      349,844
                                      ----------    ----------     ----------   ----------

Loss before income tax benefit          (135,539)     (169,805)      (300,093)    (346,460)
Income tax benefit                           - -        31,861            - -       75,485
                                      ----------    ----------     ----------   ----------
Net loss                                (135,539)     (137,944)      (300,093)    (270,975)
Accumulated deficit at
   beginning of period                (2,723,445)   (1,778,911)    (2,558,891)  (1,645,880)
                                      ----------    ----------     ----------   ----------

Accumulated deficit at
   end of period                     $(2,858,984)  $(1,916,855)   $(2,858,984) $(1,916,855)
                                      ==========    ==========     ==========   ==========

Net loss per share of
   common stock                      $     (0.01)  $     (0.01)   $     (0.03) $     (0.03)
                                      ==========    ==========     ==========   ==========

Cash dividends per share             $       - -   $       - -    $       - -  $       - -
                                      ==========    ==========     ==========   ==========

Weighted average number of
   common shares outstanding           9,449,757     9,449,757      9,449,757    9,451,487
                                      ==========    ==========     ==========   ==========


                           The accompanying notes are an integral part
                            of the consolidated financial statements.

                                          CONSIL CORP.
                        Consolidated Statements of Cash Flows (Unaudited)
                                         (U.S. Dollars)

                                                              Six Months Ended
                                                         --------------------------
                                                           June 30,      June 30,
                                                             1997          1996

                                                         -----------    -----------
Operating activities:
         Net loss                                        $  (300,093)   $  (270,975)
         Noncash elements included in net loss:
           Depreciation                                        3,481          2,254
           Deferred income tax benefit                           - -        (15,473)
           Loss on sale of equipment                           1,158            - -
         Change in:
           Accounts and other receivables                      9,376         (2,206)
           Income tax refund receivable                      179,133        (33,906)
           Prepaid and deferred expenses                       3,022            - -
           Accounts payable and accrued
             liabilities                                      14,489       (198,984)
           Accrued interest payable                           26,650            - -
           Other current assets                                  - -        (22,561)
                                                          ----------     ----------
         Net cash used by operating activities               (62,784)      (541,851)
                                                          ----------     ----------
Investing activities:
         Proceeds from sale of equipment                      18,296            - -
         Purchase of property,
           plant and equipment                                   - -        (23,660)
                                                          ----------     ----------
         Net cash provided (used)
           by investing activities                            18,296        (23,660)
                                                          ----------     ----------
Financing activities:
         Borrowing on Hecla Note Payable                     150,000            - -
         Repayments on Hecla Note Payable                   (169,699)           - -
         Deferred stock offering costs                       (19,728)           - -
         Acquisition of treasury stock                           - -         (3,437)
                                                          ----------     ----------
         Net cash used by financing activities               (39,427)        (3,437)
                                                          ----------     ----------
Net decrease in cash
         and cash equivalents                                (83,915)      (568,948)
Cash and cash equivalents at
         beginning of period                                 120,216        588,787
                                                          ----------     ----------
Cash and cash equivalents at
   end of period                                         $    36,301    $    19,839
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

Note 3. The components of the income tax benefit for the six months ended June 30, 1997 and 1996 are as follows (in thousands):

                                                  1997         1996
                                                --------    --------
               Current:
                 State income tax benefit       $    - -    $
                                                            (17,935)
                 Federal income tax benefit          - -    (42,077)
                                                --------    --------
                 Total current benefit               - -    (60,012)
                 Deferred benefit                    - -    (15,473)
                                                --------    --------
               Total                            $    - -    $
                                                            (75,485)
                                                ========    ========

Note 4. At June 30, 1997, the Company had 9,449,757 common shares outstanding of which Hecla Mining Company (Hecla, the majority stockholder of the Company) owned 7,418,300 shares or 78.503% of the outstanding shares.

          Pursuant to an agreement between the Company's wholly owned Mexican subsidiary, Minera ConSil, S.A de C.V. (Minera ConSil) and Hecla Mining Company's wholly owned Mexican subsidiary, Minera Hecla, S.A. de C.V. (Minera Hecla), the Company received a credit against exploration expenses incurred in

                              CONSIL CORP.


          1996 and through the first quarter of 1997 of $57,364. Actual exploration expense for the first six months of 1997 in connection with services performed by Minera Hecla under the direction of the management of Minera ConSil was $13,767; expenses for the first six months of 1996 were $141,687.

          Certain general and administrative expenses are incurred by Hecla and reimbursed by the Company. These expenses totaled $9,750 for the first six months of 1997 compared to $14,131 for the first six months of 1996. In addition, the Company reimbursed Hecla for $9,369 of exploration expenses in the first six months of 1996.

          On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000, due in its entirety on or before December 31, 1996. On February 19, 1997 the Company and Hecla amended the Loan Agreement to increase the amount available to $700,000 with a due date of April 30, 1997. On April 16, 1997, the Loan Agreement - Second Amendment extended the date of repayment to no later than August 1, 1997. As of July 25, 1997, $580,301 was payable to Hecla under the Loan Agreement.

Note 5. The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") in the United States. The Company also has regulatory reporting requirements in Canada. There are no differences between U.S. GAAP and Canadian GAAP with respect to stockholders' deficit or net loss at June 30, 1997 and the six months then ended. For the six months ended June 30, 1996, income would be reduced by $15,473 and stockholders' deficit by $114,473 under Canadian GAAP.

Note 6. The Company received a notice letter dated June 26, 1997 from the United States and the Coeur d'Alene Indian Tribe notifying the Company that it may be added as a defendant in the Coeur d'Alene River Basin natural resource damage litigation pending under the Superfund law in Federal District Court in Idaho. Management believes that any claim which might be made against ConSil will not have a material adverse effect on the operations and financial condition of ConSil. (Filed on Form 8-K dated July 4, 1997.)

                              CONSIL CORP.


     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     ---------------------------------------------------------------
     RESULTS OF OPERATIONS
     ---------------------

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

          RESULTS OF OPERATIONS
          ---------------------

          FIRST SIX MONTHS OF 1997 COMPARED TO FIRST SIX MONTHS OF 1996
          ------------------------------------------------------------

          The Company reported a net loss of $300,093 or $0.03 per share, for the first six months of 1997 compared to a net loss of $270,975 ($0.03 per share) in the same period in 1996. The increase in the net loss is due primarily to an increase in general and administrative expenses of $53,503, interest expense of $26,651, and a decrease in the income tax benefit of $75,485. The increase in general and administrative expenses is primarily due to increases in legal fees and investor relations expenses associated with the Company's reporting requirements to securities regulators and stockholders. Acquisition expenses relating to the Minas La Colorada purchase were $78,647 for the first six months of 1997, and none in the same period of 1996. Interest expense in the 1997 period relates to the note payable to Hecla which was not outstanding during the 1996 period. Partially offsetting these increases is the reduction in exploration expenses of $210,800, due to a non-recurring credit received from Minera Hecla in 1997 (see Note 4 of Notes to Consolidated Financial Statements), and general reduction in exploration activities in order to complete the Minas La Colorada acquisition.

                              CONSIL CORP.


          THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS
          ---------------------------------------------------------
          ENDED JUNE 30, 1996
          -------------------

          The Company reported a net loss of $135,539 or $0.01 per share in the second quarter of 1997, comparable to the net loss of $137,944 ($0.01 per share) in the second quarter of 1996. The components of each year's net loss are primarily general and administrative expenses with a reduction of exploration and acquisition expense in 1997 of $49,318 offset by an increase in interest expense ($14,443) and the lack of income tax benefits ($31,861 in 1996).

          FINANCIAL CONDITION AND LIQUIDITY
          ---------------------------------

          At June 30, 1997, assets totaled $194,317 and stockholders' deficit totaled $750,770. Cash and cash equivalents decreased by $83,915 to $36,301 at June 30, 1997 from $120,216 at
          December 31, 1996. Operating activities used $62,784 of cash during the first six months of 1997. The primary uses of cash for operating activities were for administrative expenses and acquisition expenses.

          Working capital decreased $296,887 during the first six months of 1997, from a negative $518,962 at December 31, 1996 to a negative $815,849 at June 30, 1997. The decrease in working capital is primarily the result of funding operating losses associated with general and administrative expenses and acquisition expenses.

          On July 22, 1996, the Company entered into a Letter of Intent with Minas La Colorada, S.A. de C.V. (MLC) which was replaced by a Heads of Agreement dated December 19, 1996 for the acquisition of a 100% interest in the assets of MLC. The final Master Agreement was signed effective June 2, 1997 (Exhibit P10.5.) Consideration for the proposed acquisition currently includes Hecla Mining Company, the Company's majority stockholder, delivering from its holdings 4,000,000 shares of common stock of the Company to ConSil who will then deliver 4,000,000 shares of its common stock to the stockholders of MLC. ConSil will also assume debt of up to $3,000,000 under the proposed agreement. The proposed acquisition is also contingent upon ConSil completing an equity financing sufficient to complete the acquisition,

                              CONSIL CORP.


          expand production at MLC's mines, and fund exploration of the MLC properties.

          ConSil renegotiated an extension on all provisions of the agreement with Grupo Catorce on the Sombrerete properties in Zacatecas, Mexico, including a suspension of all required expenditures and payments to Grupo Catorce. The current extension expires August 31, 1997.

          Further exploration work, as well as the proposed acquisition of Minas La Colorada, are contingent upon the Company's ability to obtain financing. If other sources of funds are unavailable, Hecla has committed to fund the reasonable minimum financial requirements of the Company through March 31, 1998. Existing cash and cash equivalents are not sufficient to fully fund planned expenditures. Management is currently investigating raising additional capital via a common or preferred stock offering. On April 21, 1997 the Company retained IBK Capital Corp. of Toronto to act as its advisor in the planned equity offering. Work is currently underway on obtaining financing through an equity offering. There can be no assurance, however, that the planned equity offering will be successful.

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

                       PART II - OTHER INFORMATION

                              CONSIL CORP.


Item 1.   Legal Proceedings
------    -----------------

          There are no pending legal proceedings; however, ConSil received a notice letter dated June 26 from the United States and the Coeur d'Alene Indian Tribe notifying ConSil of the intent to add conSil, along with other companies, as a defendant in the Coeur d'Alene River Basin natural resource damage litigation pending under the Superfund law in Federal District Court in Idaho. It is ConSil's understanding that the letters were issued to many companies in response to a court-imposed deadline and before factual review has been completed to support any claim. Notices are not lawsuits and ConSil may or may not be added to the case. ConSil, which was formed in 1968, never conducted operations on its Coeur d'Alene River Basin properties itself but leased its properties to other companies. Those lessees' activities consisted primarily of exploration work and were undertaken at a time when various environmental regulations were in place. In addition, these activities involved no discharge of mill tailings into the Coeur d'Alene River system which is a key concern of the government and Tribe in the lawsuit. Based on those and other factors, it is management's opinion that any claim which might be made against ConSil will not have a material adverse effect on the operations and financial conditions of ConSil.

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

          (a)  Exhibits
               27        -    Financial Data Schedule
               P10.5     -    Master Agreement


          (b)  Reports on Form 8-K

               None.

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


                                            CONSIL CORP.
                              ------------------------------------
                                            (Registrant)



Date:  July 29, 1997     By:  /s/ Ralph R. Noyes
                              -------------------------------------
                              Ralph R. Noyes
                              President, Chairman of the Board
                              and Director




Date:  July 29, 1997     By:  /s/ Cheryl Maher
                              -------------------------------------
                              Cheryl Maher
                              Vice President - Finance and
                              Controller (principal accounting
                              and financial officer)

                            CONSIL CORP.

              Form 10Q  -  Period Ending June 30, 1997

                            EXHIBIT LIST



 Exhibit No.                            Description
 -----------                  ------------------------------

     27                       Financial Data Schedule

     P10.5                    Master Agreement (Filed manually
                              pursuant to Form SE 7/29/97)