Form 10-Q
period 1997-09-30
CONSOLIDATED SILVER CORP
filed 1997-11-12
CIK 23778

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                             FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

                                 OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission file number      0-4846-3
                       --------------------------------------------

                            CONSIL CORP.
           ---------------------------------------------
       (Exact name of registrant as specified in its charter)

            Idaho                                82-0288840
------------------------------------------    ---------------------
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)

  6500 Mineral Drive
  Coeur d'Alene, Idaho                           83815-8788
------------------------------------------    ---------------------
  (Address of principal executive offices)      (Zip Code)

                         208-769-4100
-------------------------------------------------------------------
        (Registrant's telephone number, including area code)


Indicate by check  mark whether  the registrant (1)  has filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2)  has been subject to such  filing requirements for at least the
past 90 days.    Yes  XX .   No     .
                     ----       ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                   Outstanding September 30, 1997
------------------------------       ------------------------------
  Common stock, no par value                9,449,757 shares

                            CONSIL CORP.

                             FORM 10-Q

              FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                             I N D E X
                             ---------

                                                               Page
                                                               ----
PART I. - Financial Information

    Item l   -  Consolidated Balance Sheets -
                September 30, 1997 and December 31, 1996         3

             -  Consolidated Statements of Operations and
                Accumulated Deficit - Three Months and Nine
                Months Ended September 30, 1997 and 1996         4

             -  Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 1997
                and 1996                                         5

             -  Notes to Consolidated Financial Statements       6

    Item 2   -  Management's Discussion and Analysis of
                Financial Condition and Results of Operations    8


PART II. - Other Information

    Item 1   -  Legal Proceedings                               12

    Item 6   -  Exhibits and Reports on Form 8-K                12

                   PART I - FINANCIAL INFORMATION
                            CONSIL CORP.
              Consolidated Balance Sheets (Unaudited)
                           (U.S. Dollars)
                            -----------

                                                           September 30, December 31,
                                                                1997         1996
                                                           ------------  ------------
                                     ASSETS
Current assets:
       Cash and cash equivalents                             $   49,900    $  120,216
       Accounts receivable                                          - -         4,185
       Other receivables                                         64,274        66,446
       Income tax refund receivable                              23,253       210,816
       Prepaid and deferred expenses                                - -         3,022
                                                             ----------    ----------
             Total current assets                               137,427       404,685
                                                             ----------    ----------
Equipment (net of accumulated
       depreciation of $6,241 in 1996)                              - -        38,603
Deferred stock offering costs                                       - -        29,682
                                                             ----------    ----------
             Total assets                                    $  137,427    $  472,970
                                                             ==========    ==========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
       Accounts payable - Hecla Mining Company               $  297,356    $  362,802
       Accounts payable - trade                                     - -         2,683
       Accrued liabilities                                       22,005        40,261
       Accrued interest payable -
         Hecla Mining Company                                    59,531        17,901
       Note payable - Hecla Mining Company                      700,000       500,000
                                                             ----------    ----------
             Total current liabilities                        1,078,892       923,647
                                                             ----------    ----------
Stockholders' deficit:
       Preferred stock; $0.25 par value; authorized,
         10,000,000 shares; issued and outstanding, none            - -           - -
       Common stock; 1997 - no par value; 1996 - $0.10
         par value; authorized:  1997 - 100,000,000 shares;
         1996 - 20,000,000 shares; issued 9,455,689 shares    2,111,675       945,569
       Discount on common stock                                     - -      (190,709)
       Capital surplus                                              - -     1,356,815
       Accumulated deficit                                   (3,049,679)   (2,558,891)
       Less: Common stock reacquired at cost;
         1997 and 1996 - 5,932 shares                            (3,461)       (3,461)
                                                             ----------    ----------
             Total stockholders' deficit                       (941,465)     (450,677)
                                                             ----------    ----------
             Total liabilities and stockholders'
                deficit                                      $  137,427    $  472,970
                                                             ==========    ==========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.
                                       -3-

                            CONSIL CORP.

   Consolidated Statements of Operations and Accumulated Deficit
                     (Unaudited) (U.S. Dollars)

                                     Three Months Ended            Nine Months Ended
                                ---------------------------   ---------------------------
                                September 30,  September 30,  September 30,  September 30,
                                    1997           1996           1997           1996
                                ------------   ------------   ------------   ------------
Revenue:
   Transfer fees                $        - -   $        - -   $        - -   $        152
   Interest                               71            186            207          3,418
                                ------------   ------------   ------------   ------------
                                          71            186            207          3,570
                                ------------   ------------   ------------   ------------
Expenses:
   General and administrative        120,177        102,886        337,066        266,272
   Exploration and acquisition        54,596        292,648        106,646        476,852
   Depreciation                        1,014          1,528          4,495          3,782
   Interest                           14,979          5,442         41,630          5,442
   Loss on sale of equipment             - -            - -          1,158            - -
                                ------------   ------------   ------------   ------------
                                     190,766        402,504        490,995        752,348
                                ------------   ------------   ------------   ------------
Loss before income tax benefit      (190,695)      (402,318)      (490,788)      (748,778)
Income tax benefit                       - -         25,625            - -        101,110
                                ------------   ------------   ------------   ------------
Net loss                            (190,695)      (376,693)      (490,788)      (647,668)
Accumulated deficit at
   beginning of period            (2,858,984)    (1,916,855)    (2,558,891)    (1,645,880)
                                ------------   ------------   ------------   ------------
Accumulated deficit at
   end of period                $ (3,049,679)  $ (2,293,548)  $ (3,049,679)  $ (2,293,548)
                                ============   ============   ============   ============
Net loss per share of
   common stock                 $      (0.02)  $      (0.04)  $      (0.05)  $      (0.07)
                                ============   ============   ============   ============
Cash dividends per share        $        - -   $        - -   $        - -   $        - -
                                ============   ============   ============   ============
Weighted average number of
   common shares outstanding       9,449,757      9,449,757      9,449,757      9,450,970
                                ============   ============   ============   ============


                The accompanying notes are an integral part
                 of the consolidated financial statements.

                                CONSIL CORP.

             Consolidated Statements of Cash Flows (Unaudited)
                               (U.S. Dollars)

                                                    Nine Months Ended
                                              ------------------------------
                                              September 30,    September 30,
                                                  1997             1996
                                              -------------    -------------
Operating activities:
    Net loss                                  $   (490,788)    $   (647,668)
    Noncash elements included in net loss:
       Depreciation                                  4,495            3,782
       Deferred income tax provision                   - -           13,381
       Prepaid and deferred legal and
       financing costs expensed                     32,704              - -
       Loss on sale of equipment                     1,158              - -
    Change in:
       Accounts and other receivables                6,357           (4,054)
       Income tax refund receivable                187,563          (78,853)
       Accounts payable and accrued
          liabilities                              (71,731)         (81,468)
       Accrued interest payable                     41,630              - -
       Other current assets                            - -          (24,965)
                                              ------------     ------------
    Net cash used by operating activities         (288,612)        (819,845)
Investing activities:                         ------------     ------------
    Proceeds from sale of equipment                 18,296              - -
    Purchase of property, plant
       & equipment                                     - -          (23,660)
    Net cash provided (used)                  ------------     ------------
       by investing activities                      18,296          (23,660)
Financing activities:                         ------------     ------------
    Borrowing on Hecla Note Payable                369,699          500,000
    Repayments on Hecla Note Payable              (169,699)             - -
    Acquisition of treasury stock                      - -           (3,437)
    Net cash provided by financing            ------------     ------------
       activities                                  200,000          496,563
Net decrease in cash                          ------------     ------------
    and cash equivalents                           (70,316)        (346,942)
Cash and cash equivalents at
    beginning of period                            120,216          588,787
Cash and cash equivalents at                  ------------     ------------
   end of period                              $     49,900     $    241,845
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

Note 3. The components of the income tax benefit for the nine months ended September 30, 1996 are as follows (in thousands):


                    Current:
                      State income tax benefit       $ 28,970
                      Federal income tax benefit       85,521
                                                     --------
                    Total current benefit             114,491
                      Deferred provision              (13,381)
                                                     --------
                    Total                            $101,110
                                                     ========

Note 4. At September 30, 1997, the Company had 9,449,757 common shares outstanding of which Hecla Mining Company (Hecla, the majority stockholder of the Company) owned 7,418,300 shares or 78.503% of the outstanding shares.

          Pursuant to an agreement between the Company's wholly owned Mexican subsidiary, Minera ConSil, S.A de C.V. (Minera ConSil) and Hecla Mining Company's wholly owned Mexican subsidiary, Minera Hecla, S.A. de C.V. (Minera Hecla), the Company received a credit against exploration expenses incurred in 1996 and through the first quarter of 1997 of $57,364. Actual

                              CONSIL CORP.


          exploration expense for the first nine months of 1997 in connection with services performed by Minera Hecla under the direction of the management of Minera ConSil was $13,767; expenses for the first nine months of 1996 were approximately $351,000.

          Certain general and administrative expenses are incurred by Hecla and reimbursed by the Company. These expenses totaled $11,705 for the first nine months of 1997 compared to $19,836 for the first nine months of 1996. In addition, the Company reimbursed Hecla for $24,179 of exploration expenses in the first nine months of 1996. On September 30, 1997, the Company sold its remaining fixed assets at book value ($14,655) to Hecla in partial settlement of amounts due.

          On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000, due in its entirety on or before December 31, 1996. On February 19, 1997 the Company and Hecla amended the Loan Agreement to increase the amount available to $700,000 with a due date of April 30, 1997. On April 16, 1997, the Loan Agreement - Second Amendment extended the date of repayment to no later than August 1, 1997. On August 1, 1997 the Loan Agreement - Third Amendment extended the date of repayment to September 30, 1997, and effective October 1, 1997 the Loan Agreement - Fourth Amendment extended the repayment to March 31, 1998. As of October 31, 1997, $700,000 was payable to Hecla under the Loan Agreement. Hecla and ConSil are working towards a plan to repay this debt.

Note 5. The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") in the United States. The Company also has regulatory reporting requirements in Canada. There are no differences between U.S. GAAP and Canadian GAAP with respect to stockholders' deficit or net loss at September 30, 1997 and the nine months then ended. For the nine months ended September 30, 1996, the net loss would be reduced by $13,381 and stockholders' deficit would be reduced by $85,619 under Canadian GAAP.

Note 6. The Company received a notice letter dated June 26, 1997 from the United States and the Coeur d'Alene Indian Tribe notifying the Company that it may be added as a defendant in the

                              CONSIL CORP.


          Coeur d'Alene River Basin natural resource damage litigation pending under the Superfund law in Federal District Court in Idaho. (Filed on Form 8-K dated July 4, 1997.) On August 21, 1997, the United States Environmental Protection Agency (EPA) stated that it would not name ConSil as a defendant in the Coeur d'Alene River Basin Litigation. (Filed on Form 8-K dated September 3, 1997).

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

          On July 22, 1996, the Company entered into a Letter of Intent with Minas La Colorada, S.A. de C.V. (MLC) which was replaced by a Heads of Agreement dated December 19, 1996 for the acquisition of a 100% interest in the assets of MLC. The final Master Agreement was signed effective June 2, 1997. Pursuant to this Agreement, ConSil was required to raise a minimum of $6 million prior to August 1, 1997. However, due to depressed silver prices and a poor market environment for precious metals companies, ConSil was unable to raise the required funds. Accordingly, effective August 2, 1997, Minas La Colorada terminated ConSil's exclusive right to purchase the assets.

          On September 23, 1997 the Company announced that Mr. Ralph Noyes, President and Chairman of the Board of ConSil, had tendered his resignation effective September 30, 1997. On October 8, 1997, the Board appointed Mr. George R. Johnson as President and Chairman of the Board, effective

                              CONSIL CORP.


          October 1, 1997. Mr. Johnson is also Vice President - Metal Mining for Hecla Mining Company. In other changes to the Board of Directors, Mr. R. Stuart Angus tendered his resignation effective October 14, 1997.

          RESULTS OF OPERATIONS
          ---------------------

          FIRST NINE MONTHS OF 1997 COMPARED TO FIRST NINE MONTHS OF
          ----------------------------------------------------------
          1996
          ----

          The Company reported a net loss of $490,788 or $0.05 per share, for the first nine months of 1997 compared to a net loss of $647,668 ($0.07 per share) in the same period in 1996. The decrease in the net loss is a result of the termination of all exploration programs, due to lack of funds, resulting in a decrease in expenses of $461,000. This was partially offset by an increase in general and administrative costs of $71,000, acquisition costs of $91,000, interest expense of $36,000, a net exploration credit of $27,000, and a decrease in the income tax benefit of $101,000. Interest income declined by $3,400. The increase in general and administrative expenses is primarily due to increases in legal fees and investor relations expenses associated with the Company's reporting requirements to securities regulators and stockholders.
          Acquisition   expenses  relating  to  the  proposed  Minas  La
          Colorada purchase were $133,243 for the first nine months of 1997, and $42,344 in the same period of 1996. Interest expense in the 1997 and 1996 periods relate to the note payable to Hecla which was initiated June 28, 1996.

          THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS
          ------------------------------------------------------------
          ENDED SEPTEMBER 30, 1996
          ------------------------

          The Company reported a net loss of $190,695 or $0.02 per share in the third quarter of 1997, comparable to a net loss of $376,693 ($0.04 per share) in the third quarter of 1996. The components of each year's net loss are primarily general and administrative expenses with a reduction of exploration expense in 1997 of $250,300 offset by an increase in acquisition expense ($12,200), interest expense ($9,500) and the lack of income tax benefits ($25,625 in 1996).

                              CONSIL CORP.


          FINANCIAL CONDITION AND LIQUIDITY
          ---------------------------------

          At September 30, 1997, assets totaled $137,427 and stockholders' deficit totaled $941,465. Cash and cash equivalents decreased by $70,316 to $49,900 at September 30, 1997 from $120,216 at December 31, 1996. Operating activities used $303,266 of cash during the first nine months of 1997. The primary uses of cash for operating activities were for administrative expenses and acquisition expenses.

          Working capital decreased $422,503 during the first nine months of 1997, from a negative $518,962 at December 31, 1996 to a negative $941,465 at September 30, 1997. The decrease in working capital is primarily the result of funding operating losses associated with general and administrative expenses and acquisition expenses.

          ConSil's extension on all provisions of the agreement with Grupo Catorce on the Sombrerete properties in Zacatecas, Mexico, including a suspension of all required expenditures and payments to Grupo Catorce, expired August 31, 1997 and was not extended, due to lack of funds.

          Any further exploration projects, potential acquisitions or even limited operations are subject to ConSil being able to raise funds from external sources. If other sources of funds are unavailable, Hecla has committed to fund the reasonable minimum financial requirements of the Company through
          March 31, 1998. Existing cash and cash equivalents are sufficient to fund these limited expenditures.

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

                              CONSIL CORP.


          effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company does not believe the application of this standard will have a material effect on the presentation of its earning per share disclosures.

                       PART II - OTHER INFORMATION

                              CONSIL CORP.


Item 1.   Legal Proceedings
------    -----------------

          There are no pending legal proceedings.

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

          (a)  Exhibits
               27        -    Financial Data Schedule
               10.6 -    Loan Agreement - Third Amendment
               10.7 -    Loan Agreement - Fourth Amendment


          (b)  Reports on Form 8-K

               Report on Form 8-K dated July 10, 1997, related to a press release dated July 4, 1997 concerning notice from the United States and the Coeur d'Alene Indian Tribe of their intent to add ConSil as a defendant in the Coeur d'Alene River Basin natural resource damage litigation.

               Report on Form 8-K dated July 10, 1997, related to a press release dated July 9, 1997 concerning signing of detailed purchase agreements with Minas la Colorada S.A. de C.V. for the purchase of MLC's assets.

               Report on Form 8-K dated September 3, 1997, related to a press release dated September 3, 1997 concerning notice received from the United States Environmental Protection Agency that it would not name ConSil as a defendant in the Coeur d'Alene River Basin litigation.

          Items 2, 3, 4 and 5 of Part II are omitted from this report as inapplicable.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CONSIL CORP.
                             --------------------------------------
                                            (Registrant)



Date:  November 12, 1997     By:   /s/  Michael B. White
                                -----------------------------------
                                   Michael B. White
                                   Vice President




Date:  November 12, 1997     By:   /s/  Cheryl Maher
                                -----------------------------------
                                   Cheryl Maher
                                   Vice President - Finance and
                                   Controller (principal accounting
                                   and financial officer)

                              CONSIL CORP.

              Form 10Q  -  Period Ending September 30, 1997

                              EXHIBIT LIST



 Exhibit No.                            Description
 -----------                  ------------------------------

     27                       Financial Data Schedule

     10.6                     Loan Agreement - Third Amendment

     10.7                     Loan Agreement - Fourth Amendment