Form 10-K
period 1997-12-31
CONSOLIDATED SILVER CORP
filed 1998-03-27
CIK 23778

                            Washington, D. C.  20549
                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 1997

Commission File No.      0-4846-3
                      ---------------------------------------------------------


                                   CONSIL CORP.
              -----------------------------------------------------
              (Exact name of Registrant as specified in its charter)

            Idaho                                             82-0288840
-------------------------------                        -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

      6500 Mineral Drive
     Coeur d'Alene, Idaho                                  83815-8788
----------------------------------------            ---------------------------
(Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)       208-769-4100
                                                    ---------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                                  Name of Each Exchange on
          Title of Each Class                  Which Each Class is Registered
---------------------------------------    ------------------------------------
Common stock, no par value                     Vancouver Stock Exchange
                                               OTC Bulletin Board

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes    XX     No
                                                 --------     -------

      Indicate  by check  mark if  disclosure of  delinquent filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      The aggregate market value of the registrant's voting common stock held by nonaffiliates was $1,279,818 as of February 28, 1998. As of February 28, 1998, there were 9,449,757 shares of the registrant's common stock outstanding.

                               PART I
                               ------

Item 1.   Business
          --------

      (a) ConSil Corp., formerly Consolidated Silver Corporation (the Company or ConSil), held mineral properties in Shoshone County, Idaho known as the Silver Summit mine which were leased effective August 1, 1980, to a joint venture composed of certain substantial stockholders of the Company. This lease was terminated by the lessees effective February 11, 1988. On November 1, 1988, the Company entered into a new Mining Lease and Agreement and a Participation Agreement (collectively, the Agreement) of its properties to ASARCO Incorporated (ASARCO). Due to disappointing exploration results and continued depressed metals prices, the Agreement between the Company and ASARCO was terminated effective August 17, 1992. From 1992 to 1994, management of the Company endeavored to interest other companies in further exploration and development of the Company's property without success.

      On November 14, 1995, the Company's stockholders approved the sale of its interest in the Silver Summit mine and adjacent mining properties located in Shoshone County, Idaho to Sunshine Precious Metals, Inc. for a cash payment of $750,000, plus a variable production royalty tied to the price of silver.

      In December 1995, the Company purchased from Hecla Mining Company (Hecla), the majority stockholder of the Company, its interest in the Ojo Caliente exploration project for $706,822. The project is located near the town of Zacatecas, Mexico. The Company also entered into an agreement with Minera Hecla, S.A. de C.V. (Minera Hecla), a wholly owned subsidiary of Hecla, whereby Minera Hecla would conduct exploration work on the Ojo Caliente property and the Company would reimburse Minera Hecla for actual costs incurred for exploration. Following exploration work in 1995 and 1996, the Company elected not to allocate further funding to the project. Through December 31, 1996, the Company had spent $644,862 of the required spending of $1.0 million on exploration related activities at the Ojo Caliente project for the period April 1, 1996 to March 31, 1997. As a result of the Company's election not to meet the minimum work commitment obligation, the Company offered its interest in the Ojo Caliente exploration property to Hecla subject to a Net Profits Interest payable to ConSil. Hecla elected not to obtain ConSil's interest in the Ojo Caliente property, and on April 10, 1997, ConSil, through its wholly owned subsidiary Minera ConSil, terminated its agreement with Minera Portree. The agreement provided that Minera ConSil return all the concessions to Minera Portree upon such termination. All such concessions have been returned.

      In February, 1996, the Company entered into a letter agreement for a three-month, pre-option period to purchase a 100% interest in the Sombrerete silver mine in the state of Zacatecas, Mexico. The letter agreement called for the Company to make three payments of $5,000 per month during the pre-option period to Grupo Catorce, S.A. de C.V. (Grupo Catorce). During this period, the Company performed an investigation of the property. Subsequently, the Company entered into another letter agreement with Grupo Catorce which amended the February 13, 1996 letter agreement to postpone certain payments, extend the option date to May 13, 1997, and provide the Company with an opportunity to propose a revised exploration plan and terms of a definitive agreement for the project. ConSil's extension on all provisions of the agreement with Grupo Catorce on the Sombrerete properties in Zacatecas, Mexico, including a suspension of all required expenditures and payments to Grupo Catorce, expired August 31, 1997 and was not extended, due to lack of funds.

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

      Management   continues  to  evaluate  business  opportunities;
however, unless the Company can secure appropriate financing, such endeavors are unlikely in the near future.

      (b) No information is presented as to Industry Segments.

      (c) The  Company  has  no patents,  licenses,  franchises  or concessions which are considered by the Company to be of importance. The business is not of a seasonal nature. Since the potential products (primarily silver) are traded on the open market, the Company has no control over the competitive conditions in the industry.

      The Company has spent no funds during the past three fiscal years on mineral research activities relating to the development of new products or services or the improvement of existing products or services. However, the Company incurred exploration expenses of approximately $646,000 in 1996. In 1997, the Company received a net credit to exploration expense of approximately $30,000.

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

      The   Company   currently   has   no   employees.     Certain
administrative services are provided by employees of Hecla, the majority stockholder of the Company.

      (d) The Company is primarily engaged in evaluation of business opportunities; however, unless the Company can secure appropriate financing, such endeavors are unlikely in the near future. For geographic information, see Note 9 of Notes to Consolidated Financial Statements.

Item 2.   Properties
          ----------

      In 1995, stockholders approved the sale of all of the Company's interest in the Silver Summit mine, plant, equipment and all patented and unpatented mining properties located in Shoshone County, Idaho, to Sunshine Precious Metals, Inc. for a cash payment of $750,000 plus a variable production royalty tied to the price of silver. A gain on this sale of $750,000 was recognized in 1995.

      On December 22, 1995, the Company acquired Hecla's right to earn a 50 percent interest in Minera El Morro, S.A. de C.V., which holds the Ojo Caliente silver exploration project in Zacatecas, Mexico. The other investor in the project is Minera Portree. The Company acquired Hecla's interest in the project by reimbursing Hecla $706,822 for all expenditures incurred by Hecla in its acquisition and for exploration costs related to the Ojo Caliente project. Minera Hecla, Hecla's wholly owned Mexican subsidiary, was conducting the exploration under ConSil's direction.

      Following exploration work in 1995 and 1996, the Company elected not to allocate further funding to the Ojo Caliente exploration project and determined that the Company would not meet the minimum work commitments associated with the Ojo Caliente property for the April 1, 1996 to March 31, 1997 period. Through December 31, 1996, the Company had spent $644,862 of the required spending of $1.0 million on exploration related activities at the Ojo Caliente project for the period April 1, 1996 to March 31, 1997. As a result of the Company's election not to meet the minimum work commitment obligation, the Company offered its interest in the Ojo Caliente exploration property to Hecla subject to a Net Profits Interest payable to ConSil. Hecla elected not to obtain ConSil's interest in the Ojo Caliente property, and on April 10, 1997, ConSil, through its wholly owned subsidiary Minera ConSil, terminated its agreement with Minera Portree. The agreement provided that Minera ConSil return all the concessions to Minera Portree upon such termination. All such concessions have been returned.

      On February 9, 1996, the Company entered into a letter agreement for a three-month, pre-option period to purchase a 100% interest in the Sombrerete silver mine in the state of Zacatecas, Mexico, including all related surface and underground mining rights, all related properties, permits and authorizations, and all surface and underground equipment, buildings, and infrastructure.

      In May 1996, the Company completed its preliminary investigation of the Sombrerete silver mine and informed Grupo Catorce that it intended to enter into an option to purchase the property. The option agreement required the Company to pay Grupo Catorce for care and maintenance of the property. During the option period, the Company could exercise its option to purchase the property for $1 million over a three-year period with $100,000 at the end of each of the first and second year following commencement of the option period and $800,000 on the exercise of the option. The option could be extended for up to five years with the payment of additional funds. As of November 1996, the Company had completed the initial exploration program, spending in excess of amounts required. ConSil received extensions on all provisions of the agreement, including suspensions on all required expenditures and payments to Grupo Catorce. Nevertheless, ConSil's option agreement with Grupo Catorce on the Sombrerete properties in Zacatecas, Mexico, expired August 31, 1997 and was not further extended, due to lack of funds.

      On July 22, 1996, the Company entered into a Letter of Intent with Minas La Colorada, S.A. de C.V. (MLC) which was replaced by a Heads of Agreement dated December 19, 1996 for the acquisition of a 100% interest in the assets of MLC. The final Master Agreement was signed effective June 2, 1997. Pursuant to this Agreement, ConSil was required to raise a minimum of $6 million prior to August 1, 1997. However, due to depressed silver prices at the time and a poor market environment for precious metals companies, ConSil was unable to raise the required funds. Accordingly, effective August 2, 1997, Minas La Colorada terminated ConSil's exclusive right to purchase the assets.

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

      2. Paragraph two of Article V of the Company's Restated Articles of Incorporation was amended to increase the number of authorized shares of the Company's Common Stock from 20,000,000 shares, $.10 par value, to 100,000,000 shares, no par value.

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

      5. The Board of Directors of the Company was authorized during the ensuing year to grant stock options, pursuant to the rules and policies of the Vancouver Stock Exchange and the Company's Stock Option Plan and Incentive Stock Option Plan, to individuals who are insiders of the

Company as defined by the Securities Act (British Columbia) and to make amendments to existing stock options as may be permitted under the rules and policies of the Vancouver Stock Exchange.

      6.  The  selection  of  Coopers   &  Lybrand  L.L.P.  as  the
          Company's independent auditors for 1997 was approved.

                              PART II
                              -------

Item 5.   Market for the Registrant's Common Equity and Related
          -----------------------------------------------------
          Stockholder Matters
          -------------------

      The common stock of the Company is traded on the over-the-counter market. Quotations are published on the OTC Bulletin Board and in the National Quotation Bureau "pink sheets" under the symbol CSLV. The Common Stock of the Company was listed for trading on the Vancouver Stock Exchange in Vancouver, British Columbia,
Canada, on April 2, 1996, under the symbol CS. There has not been an active market for the common stock and the below-described quotations, when available, do not constitute a reliable indication of the price that a holder of the common stock could expect to receive upon sale of any particular quantity thereof.

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

                                                    Bid
                                           High     ---       Low
                                           ----               ---
     1997
          First Quarter                 $  1.60            $  .75
          Second Quarter                   1.50               .90
          Third Quarter                     .95               .65
          Fourth Quarter                    .35               .30
     1996
          First Quarter                 $  1.13            $  .88
          Second Quarter                   1.00               .88
          Third Quarter                     .94               .50
          Fourth Quarter                    .75               .50

     The approximate number of holders of record of the Company's common stock as of February 28, 1998 was 3,301.

     There have been no dividends declared or paid since the Company's inception in 1969 and the Company does not expect to declare dividends in the foreseeable future.

     In August 1995, Hecla, the majority stockholder of the Company, acquired Coeur d'Alene Mines Corporation's 630,888 shares of the Company's outstanding common stock which increased Hecla's holdings of the Company's outstanding common stock to 6,168,300 shares or 75.171% of the outstanding common stock. In September

1995, the Company issued Hecla 1,250,000 shares of common stock in exchange for Hecla's 12,500 shares of the Company's preferred stock which represented the total preferred stock outstanding. The preferred stock, formerly held by Hecla, was subsequently canceled. At December 31, 1997, Hecla held 7,418,300, or 78.503%, shares of the Company's outstanding common stock.

Item 6.   Selected Financial Data
          -----------------------

                                      1997         1996        1995         1994         1993
                                   ---------    ---------   ----------   ----------   ----------
Revenues                           $     280   $    3,678   $  794,319   $   30,808   $   31,164
                                   =========   ==========   ==========   ==========   ==========
Net loss                           $(537,017)  $ (913,011)  $ (514,731)  $  (30,179)  $  (35,167)
                                   =========   ==========   ==========   ==========   ==========
Basic and diluted loss
   per common share                $   (0.06)  $    (0.10)  $    (0.06)  $      - -   $      - -
                                   =========   ==========   ==========   ==========   ==========
Total assets                       $ 114,838   $  472,970   $  748,438   $  768,022   $  805,792
                                   =========   ==========   ==========   ==========   ==========
Redeemable preferred
   stock                           $     - -   $      - -   $      - -   $1,250,000   $1,250,000
                                   =========   ==========   ==========   ==========   ==========
Cash dividends                     $     - -   $      - -   $      - -   $      - -   $      - -
                                   =========   ==========   ==========   ==========   ==========

Item 7.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

INTRODUCTION
------------

     Except for the historical information contained herein, the matters discussed that are forward-looking statements involve risks and uncertainties, including the development of future projects, the impact of metals prices, changing market conditions and regulatory environment, and other risks. Actual results may differ materially from those projected or implied. Forward looking statements included herein represent Management's judgement as of the date of this filing. Management disclaims, however, any intent or obligation to update these forward-looking statements.

     On October 8, 1997, the Board of Directors appointed Mr. George R. Johnson to replace Mr. Ralph R. Noyes as Chairman and President of ConSil upon the resignation of the latter effective October 1, 1997.

RESULTS OF OPERATIONS
---------------------

1997 vs. 1996
-------------

     The Company reported a net loss of $537,017 or $.06 per share, for the year ended December 31, 1997, compared to a net loss of $913,011, or $.10 per share, in the comparable period in 1996. The decrease in the net loss was primarily due to a decrease in exploration and acquisition expenditures of $540,589, most notably for the Ojo Caliente and Sombrerete properties. This decrease was partially offset by a tax provision in 1997 of $16,687 compared to a $101,110 benefit in 1996 and an increase in interest expense of $41,618 in 1997.

1996 vs. 1995
-------------

     The Company reported a net loss of $913,011 or $0.10 per share, for the year ended December 31, 1996 compared to a net loss of $514,731, or $0.06 per share, in the comparable period in 1995. The increase in the net loss was primarily due to (1) a decrease in revenue of $790,641, primarily the result of the nonrecurring 1995 gain on sale of the Silver Summit mine of $750,000 and a decrease in interest income of $34,489; (2) increased interest expense of $17,901 related to the new note payable outstanding in 1996; and
(3) increased depreciation expense of $5,253. These factors were partially offset by (1) an income tax benefit of $101,110 in 1996 compared to a $104,125 provision in 1995, the impact of which is a positive $205,235; and (2) decreased exploration and acquisition expenditures of $138,519, most notably for the Ojo Caliente exploration project; and (3) decreased general and administrative costs of $71,761 resulting from the 1995 compensation expense of $228,800 relating to stock options, offset by higher labor and office expenses in 1996.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

     At December 31, 1997, assets totaled $114,838 and stockholders' deficit totaled $987,694. Working capital decreased by $476,732 to a negative $995,694 at December 31, 1997 from a negative $518,962 at the end of 1996. Operating activities used $300,245 of cash during the year ended December 31, 1997. The primary uses of cash for operating activities were for funding operating losses associated with general and administrative expenses and acquisition expenditures.

     The Company's financing activities provided $200,000 of cash during the year ended December 31, 1997 through borrowings under the note payable to Hecla.

     The Company's investing activities provided $18,296 of cash during the year ended December 31, 1997 from proceeds from the sale of office equipment and a vehicle.

     At December 31, 1997, the Company had negative working capital of $995,694 and a stockholders' deficit of $987,694. The Company intends to finance planned expenditures partially through existing cash and cash equivalents. If other sources of funds are unavailable, Hecla has committed to fund the reasonable minimum financial requirements of the Company through March 31, 1999. Management is currently negotiating with Hecla to extend the due date of the note payable to Hecla for one year or longer. Management believes that an extension will be granted under similar terms to the current note. Any further exploration projects, potential acquisitions or even limited operations are subject to ConSil being able to raise funds from external sources.

New Accounting Pronouncements
-----------------------------

     In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" was issued. SFAS 128 established standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaced the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company adopted the provisions of SFAS 128 in 1997, and all prior period EPS calculations have been restated to conform with SFAS 128. Due to the losses in 1997, 1996, and 1995, common stock equivalents were excluded from the calculation of primary EPS as they were antidilutive. Therefore, there was no difference in the calculation of basic and primary EPS in 1997, 1996 and 1995, and there is no difference between basic and diluted EPS in any of these three years.

     In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS 130), "Comprehensive Income", was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not believe the application of this standard will have a material effect on the Company's presentation of its financial statements.

     In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and

Related Information" was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about its operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not believe the application of this standard will have a material effect on the presentation of the Company's operating segments.

Item 7A.  Quantitative and Qualitative Disclosures About Market
          -----------------------------------------------------
          Risk
          ----

     Not Applicable.

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

Item 9.   Changes in and Disagreements with Accountants on
          ------------------------------------------------
          Accounting and Financial Disclosures
          ------------------------------------

     None.

                 REPORT OF INDEPENDENT ACCOUNTANTS
                 ---------------------------------


The Board of Directors
  and Stockholders
ConSil Corp.

We have audited the accompanying consolidated balance sheets of ConSil Corp. and subsidiary (formerly Consolidated Silver Corporation) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial po-sition of ConSil Corp. and subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets in 1995.



/s/ COOPERS & LYBRAND L.L.P.

Spokane, Washington

February 13, 1998

                            CONSIL CORP.
                    CONSOLIDATED BALANCE SHEETS
                     December 31, 1997 and 1996
                            -----------
                              ASSETS

                                                                           1997                    1996
                                                                       ------------            -----------
Current assets:
   Cash and cash equivalents                                          $      38,267           $    120,216
   Accounts receivable                                                          - -                  4,185
   Other receivables                                                         60,571                 66,446
   Income tax refund receivable                                               8,000                210,816
   Prepaid and deferred expenses                                                - -                  3,022
                                                                        -----------            -----------
          Total current assets                                              106,838                404,685
                                                                        -----------            -----------
Equipment, net                                                                  - -                 38,603
Deferred income taxes                                                         8,000                    - -
Deferred stock offering costs                                                   - -                 29,682
                                                                        -----------            -----------
          Total assets                                                $     114,838           $    472,970
                                                                        ===========            ===========

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable - Hecla Mining Company                            $     318,865           $    362,802
   Accounts payable - trade                                                   6,247                  2,683
   Accrued liabilities                                                          - -                 40,261
   Accrued interest payable - Hecla Mining Company                           77,420                 17,901
   Note payable - Hecla Mining Company                                      700,000                500,000
                                                                        -----------            -----------
          Total current liabilities                                       1,102,532                923,647
                                                                        -----------            -----------
Commitments (Notes 2, 5, and 10)

Stockholders' deficit:
   Preferred stock; $0.25 par value; authorized,
      10,000,000 shares; issued and outstanding, none                           - -                    - -
   Common stock; 1997 - no par value; 1996 - $0.10
      par value; authorized: 1997 - 100,000,000 shares;
      1996 - 20,000,000 shares; issued 9,455,689 shares                   2,111,675                945,569
   Discount on common stock                                                     - -               (190,709)
   Capital surplus                                                              - -              1,356,815
   Accumulated deficit                                                   (3,095,908)            (2,558,891)
   Less: Common stock reacquired at cost;
      1997 and 1996 - 5,932 shares                                           (3,461)                (3,461)
                                                                        -----------            -----------
          Total stockholders' deficit                                      (987,694)              (450,677)
                                                                        -----------            -----------
          Total liabilities and stockholders' deficit                 $     114,838           $    472,970
                                                                        ===========            ===========

                                   The accompanying notes are an integral part of the consolidated financial statements.
                                                      -14-

                            CONSIL CORP.

               CONSOLIDATED STATEMENTS OF OPERATIONS

        For the years ended December 31, 1997, 1996 and 1995

                            -----------



                                                     1997          1996          1995
                                                  -----------   -----------   -----------
Revenue:
  Interest                                        $       280   $     3,526   $    38,015
  Transfer fees                                           - -           152           844
  Gain on sale of mining property                         - -           - -       750,000
  Other                                                   - -           - -         5,460
                                                  -----------   -----------   -----------
                                                          280         3,678       794,319
                                                  -----------   -----------   -----------
Expenses:
  General and administrative                          350,748       347,714       419,475
  Exploration and acquisition                         105,848       646,437       784,956
  Depreciation                                          4,495         5,747           494
  Interest expense on note payable to
    Hecla Mining Company                               59,519        17,901           - -
                                                  -----------   -----------   -----------
                                                      520,610     1,017,799     1,204,925
                                                  -----------   -----------   -----------

Loss before income taxes                             (520,330)   (1,014,121)     (410,606)

Income tax provision (benefit)                         16,687      (101,110)      104,125
                                                  -----------   -----------   -----------

Net loss                                          $  (537,017)  $  (913,011)  $  (514,731)
                                                  ===========   ===========   ===========

Basic and diluted loss per common share           $     (0.06)  $     (0.10)  $     (0.06)
                                                  ===========   ===========   ===========

Weighted average number of
  common shares outstanding                         9,449,757     9,450,691     8,365,939
                                                  ===========   ===========   ===========


                             The accompanying notes are an integral
                        part of the consolidated financial statements.

                                         CONSIL CORP.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the years ended December 31, 1997, 1996 and 1995

                                                      1997          1996          1995
                                                   ----------    ----------    ----------
Operating activities:
  Net loss                                         $ (537,017)   $ (913,011)   $ (514,731)
  Adjustments to reconcile net loss
    to net cash used by operations:
      Gain on sale of mining property                     - -           - -      (750,000)
      Compensation expense associated with
        stock options                                     - -           - -       228,800
      Depreciation                                      4,495         5,747           494
      Deferred income tax provision (benefit)          (8,000)       99,000       (99,000)
      Prepaid and deferred legal and financing
        costs expensed                                 32,704           - -           - -
      Loss on sale of equipment                         1,158           - -           - -

  Change in:
    Accounts and other receivables                     10,060       (69,221)         (910)
    Income tax refund receivable                      202,816      (164,472)      (32,905)
    Prepaid and deferred expenses                         - -          (611)       (1,814)
    Accounts payable and accrued liabilities          (65,980)      123,079       277,937
    Property taxes payable                                - -           - -       (11,590)
    Accrued interest payable                           59,519        17,901           - -
                                                   ----------    ----------    ----------
  Net cash used by operating activities              (300,245)     (901,588)     (903,719)
                                                   ----------    ----------    ----------
Investing activities:
  Proceeds from sale of equipment and
    mining property                                    18,296           - -       750,000
  Acquisition of equipment                                - -       (39,410)       (5,434)
                                                   ----------    ----------    ----------
  Net cash provided (used) by investing activities     18,296       (39,410)      744,566
                                                   ----------    ----------    ----------
Financing activities:
  Deferred stock offering costs                           - -       (24,136)       (5,546)
  Proceeds from note payable                          369,999       500,000           - -
  Acquisition of treasury stock                           - -        (3,437)          - -
  Repayment of note payable                          (169,999)          - -           - -
                                                   ----------    ----------    ----------
  Net cash provided (used) by financing activities    200,000       472,427        (5,546)
                                                   ----------    ----------    ----------
Net decrease in cash and cash equivalents             (81,949)     (468,571)     (164,699)

Cash and cash equivalents at beginning of year        120,216       588,787       753,486
                                                   ----------    ----------    ----------
Cash and cash equivalents at end of year           $   38,267    $  120,216    $  588,787
                                                   ==========    ==========    ==========
Supplemental disclosure of cash flow information:
  Cash paid (received) for income taxes            $ (178,129)   $  (35,638)   $  236,000
                                                   ==========    ==========    ==========

  For noncash financing activities see Notes 6 and 7
                             The accompanying notes are an integral
                        part of the consolidated financial statements.
                                              -16-

                                  CONSIL CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

              For the Years Ended December 31, 1997, 1996 and 1995

                                 ---------------


                                                                                   Discount
                                  Preferred Stock             Common Stock            on
                                ---------------------     ----------------------    Common      Capital    Accumulated   Treasury
                                Shares        Amount       Shares       Amount       Stock      Surplus      Deficit       Stock
                                -------    -----------    ---------  -----------  ----------  ----------  ------------   --------
BALANCES,
  December 31, 1994              12,500    $ 1,250,000    8,205,689  $   820,569  $(190,709)  $    3,015  $ (1,131,149)  $   (24)

Net loss                                                                                                      (514,731)
Deemed capital contributions
  relating to common stock
  options granted by Hecla
  Mining Company                                                                                 228,800

Common stock issued to
  Hecla Mining Company in
  exchange for preferred
  stock                         (12,500)    (1,250,000)   1,250,000      125,000               1,125,000
                               --------    -----------  -----------   ----------  ---------   ----------   -----------    ------

BALANCES,
  December 31, 1995                 - -            - -    9,455,689      945,569   (190,709)   1,356,815    (1,645,880)      (24)

Net loss                                                                                                      (913,011)

Acquisition of treasury stock                                                                                             (3,437)
                               --------    -----------  -----------   ----------  ---------   ----------   -----------    ------

BALANCES,
  December 31, 1996                 - -            - -    9,455,689      945,569   (190,709)   1,356,815    (2,558,891)   (3,461)

Net loss                                                                                                      (537,017)

Change in equity accounts
  due to change to no par
  value common stock                - -            - -          - -    1,166,106    190,709   (1,356,815)          - -       - -
                               --------    -----------   ----------   ----------  ---------   ----------   -----------    ------

BALANCES,
  December 31, 1997                 - -    $       - -    9,455,689  $ 2,111,675  $     - -   $      - -  $ (3,095,908)  $(3,461)
                               ========    ===========   ==========   ==========  =========   ==========   ===========    ======

                                     The accompanying notes are an integral
                                 part of the consolidated financial statements.

                            CONSIL CORP.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             ----------

1.   Summary of Significant Accounting Policies
     ------------------------------------------

Organization
------------

     ConSil Corp. (the Company or ConSil), formerly Consolidated Silver Corporation, and its wholly owned subsidiary, Minera ConSil, S.A. de C.V. (formed on December 20, 1995) currently have no operating properties. Management continues to evaluate potential business opportunities; however, unless the company can secure appropriate financing, such endeavors are unlikely in the near future.

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

     At December 31, 1997, the Company had 9,449,757 common shares outstanding of which Hecla Mining Company (Hecla, the majority stockholder of the Company) owned 7,418,300 shares or 78.503% of the outstanding shares.

     The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of
liabilities   in    the   normal   course   of    business.      At
December 31, 1997, the Company has negative working capital of $995,694 and a stockholders' deficit of $987,694. Included in current liabilities is a $700,000 note payable to Hecla which is due March 31, 1998. If other sources of funds are unavailable, Hecla has committed to fund the reasonable minimum financial requirements of the Company through March 1999.

Exploration
-----------

     Exploration costs are charged to operations as incurred. The purchase of Hecla's interest in the Ojo Caliente exploration project in 1995, which principally included a reimbursement of Hecla's exploration costs expended on the property was charged to operations (see Note 2).

Basic and Diluted Loss Per Common Share
---------------------------------------

     In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" was issued. SFAS 128 established standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaced the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company adopted the provisions of SFAS 128 in 1997 and all prior periods have been restated to conform with SFAS 128. Due to the losses in 1997, 1996 and 1995, common stock equivalents are antidilutive and therefore have been excluded from the computation. Therefore, there was no difference in the calculation of basic and primary EPS in 1997, 1996 and 1995, and there is no difference between basic and diluted EPS in any of these three years.

Cash Equivalents
----------------

     The Company considers cash equivalents to be highly liquid investments purchased with a remaining maturity of three months or less. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with institutions of high credit-worthiness. At times, such investments may be in excess of the federal insurance limit.

Deferred Stock Offering Costs
-----------------------------

     Deferred stock offering costs consist of costs associated with planned equity offerings. The deferred stock offering costs were charged to operations in 1997, as the contemplated stock offering was not successful.

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

Equipment
---------

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

     The Company adopted the provisions of Statement of Financial Accounting Standards, No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) effective January 1, 1995. The adoption of the provisions of SFAS 121 had no material effect on the results of operations, financial condition, or cash flows of the Company.

Accounting for Stock Options
----------------------------

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 encourages all entities to adopt a fair value based method of accounting, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company adopted the disclosure provisions only of SFAS 123 in 1997.

Comprehensive Income
--------------------

     In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS 130), "Comprehensive Income", was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not believe the application of this standard will have a material effect on the Company's presentation of its financial statements.

2.   Mineral Rights
     --------------

     In December 1995, the Company purchased from Hecla its interest in the Ojo Caliente exploration project located near the town of Zacatecas in the state of Zacatecas, Mexico, for $706,822.

     The Company had a commitment to spend minimum amounts on exploration and development at the Ojo Caliente exploration project. On April 10, 1997, ConSil, through its wholly owned subsidiary Minera ConSil, terminated its agreement with Minera Portree regarding the "Ojo Caliente" project. The agreement provided that Minera ConSil return all the concessions to Minera
Portree  upon  such termination.   All  such concessions  have been
returned.

     On February 9, 1996, the Company entered into a letter agreement (Sombrerete Agreement) for a three-month, pre-option period to purchase a 100% interest in the Sombrerete silver mine in the state of Zacatecas, Mexico, including all related surface and underground mining rights, all related properties, permits and authorizations, and all surface and underground equipment, buildings, and infrastructure. In May 1996, the Company completed its preliminary investigation of the Sombrerete silver mine and informed Grupo Catorce that it intended to enter into an option to purchase the property. The option agreement required the Company to pay Grupo Catorce for care and maintenance of the property. During the option period, the Company could exercise its option to purchase the property for $1 million over a three-year period with $100,000 at the end of each of the first and second year following commencement of the option period and $800,000 on the exercise of the option. The option could be extended for up to five years with the payment of additional funds. As of November 1996, the Company had completed the initial exploration program, spending in excess of required amounts. ConSil obtained extensions on all provisions of the agreement, including suspensions on all required expenditures and payments to Grupo Catorce. Nevertheless, ConSil's option agreement with Grupo Catorce on the Sombrerete properties in Zacatecas, Mexico expired August 31, 1997 and was not further extended, due to lack of funds.

     In conjunction with the Ojo Caliente and Sombrerete projects, the Company's wholly owned Mexican subsidiary, Minera ConSil, entered into an agreement with Minera Hecla, S.A. de C.V. (Minera Hecla), a wholly owned subsidiary of Hecla, whereby Minera Hecla carried out exploration activities on the projects for which the Company reimbursed Minera Hecla for its costs. The Company received a credit against exploration expenses incurred in 1996 and through the first quarter of 1997 of $57,364. Actual exploration expense for 1997 in connection with services performed by Minera Hecla under the direction of the management of Minera ConSil was $27,719; expenses for 1996 were approximately $453,793.

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

3.   Equipment
     ---------

     The major components of equipment at December 31, 1996 are as follows:


     Furniture and fixtures                     $    29,094
     Vehicle                                         15,750
                                                  ---------
                                                     44,844
     Less accumulated depreciation                   (6,241)
                                                  ---------

                                                $    38,603
                                                  =========

     As of December 31, 1997, all equipment has been sold.

4.   Income Taxes
     ------------

     The components of the Company's income tax provision (benefit) for the years ended December 31, 1997, 1996 and 1995 are as follows:

                            1997        1996         1995
                         ---------   ---------    ---------
     Current:
            Federal      $     - -   $(173,869)  $  164,112
            State           24,687     (26,241)      39,013
                         ---------   ---------    ---------
                            24,687    (200,110)     203,125
                         ---------   ---------    ---------
     Deferred:
            Federal            - -      80,000      (80,000)
            State           (8,000)     19,000      (19,000)
                         ---------   ---------    ---------
                            (8,000)     99,000      (99,000)
                         ---------   ---------    ---------

          Total          $  16,687   $(101,110)  $  104,125
                         =========   =========    =========

     The income tax provision (benefit) for the years ended December 31, 1997, 1996 and 1995 differs from the amounts which would be provided by applying the statutory federal income tax rate to the loss before income taxes. The reasons for the differences are as follows:

                              1997              1996              1995
                        --------------    ---------------    --------------
Computed "statutory"    $(176,912) (34)%  $ (344,801) (34)%  $(139,606) (34)%
   benefit
Effect of other
   expenses                (1,952)  (1)       (4,490) - -       77,792   19
Change in valuation
   allowance due to
   uncertainty of
   recovery of deferred
   tax assets             216,244   42       255,422   25      197,714   48
Effect of state
   income taxes           (20,693)  (4)       (7,241)  (1)     (31,775)  (8)
                        ---------  ---     ---------   --    ---------   --
                        $  16,687    3%   $ (101,110) (10)%  $ 104,125   25%
                        =========  ===     =========  ===    =========   ==

      At December 31, 1997  and 1996, the Company had the following deferred tax asset:
                                              1997         1996
                                           ---------    ---------
          Capitalized exploration costs    $ 677,380    $ 453,136
          Valuation allowance               (669,380)    (453,136)
                                           ---------    ---------
          Net deferred tax asset           $   8,000    $     - -
                                           =========    =========

     The change in  the valuation allowance during  the years ended
December 31, 1997 and 1996 is as follows:




                                         1997        1996        1995
                                       ---------   ---------   ---------
      Balance,
         beginning of year             $ 453,136   $ 197,714   $     - -
      Change due to
         utilization/nonutilization
         of net operating loss
         carryforwards                   216,244     255,422     197,714
                                       ---------   ---------   ---------
      Balance, end of year             $ 669,380   $ 453,136   $ 197,714
                                       =========   =========   =========

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

     At December 31, 1997, the Company had federal and state net operating loss carryforwards of $567,250, substantially all of which will expire in the year 2012.

5.   Note Payable
     ------------

     On  June  28,  1996, ConSil  and  Hecla  entered  into a  loan agreement whereby Hecla agreed  to make available to ConSil  a loan not to exceed  $500,000.  Under  the terms  of the loan  agreement,
ConSil agreed to  pay interest  on the outstanding  balance at  the prime  interest rate plus one and one-half percent, which was 9.75%
at December 31,  1996.  The loan was payable  upon demand by Hecla, and  was due in its entirety  on or before December  31, 1996.  The
loan  agreement   places  certain  restrictions   on  the  Company,
including  restrictions  on   assets,  indebtedness,  increases  in
compensation,  loans  or advances  to  shareholders, directors,  or
employees,  capital  stock, and  hiring  of new  employees.   These
restrictions can be  altered with the prior  consent of Hecla.   On
February  19, 1997, the Company and Hecla entered into an amendment
to  the  loan agreement.    Under  the terms  of  the  amended loan
agreement, the  amount available  under the  loan was  increased to
$700,000,   and  the  due  date   of  the  loan   was  extended  to
April 30, 1997.  On  April 16,  1997, the Loan  Agreement -  Second
Amendment extended  the date  of repayment  to August  1, 1997.   A
third  amendment  dated August  1, 1997  extended  the due  date to
September  30,  1997.   A fourth  amendment  dated October  1, 1997
extended the due date to March 31, 1998.  All other terms under the amended  loan agreement are substantially identical to the terms in the original loan agreement.  At December 31, 1997, the Company was







in compliance with the  restrictions under the loan agreement.   At
December 31, 1997,  there was $700,000  outstanding under the  loan agreement with  Hecla, and accrued  interest due to  Hecla totaling
$77,420.  Interest expense related to this note for the years ended
December  31, 1997 and December  31, 1996 was  $59,519 and $17,901,
respectively.

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

     At the  Company's  annual meeting  on March  17, 1997,  Hecla, beneficial owner of 78.503% of the outstanding common stock,  voted
all   of  its  shares  in   favor  of  amending   the  Articles  of
Incorporation to  increase the number  of authorized shares  of the
Company's Common Stock from  20,000,000 shares, $.10 par  value, to
100,000,000 shares, no par value.

7.   Related Party Transactions
     --------------------------

     In addition  to related party transactions  described in Notes
2, 5  and 6,  during the  years ended December  31, 1997,  1996 and
1995, general and administrative expenses of $16,387, $24,773, and $88,172, respectively, were charged to the Company by Hecla. Also, during the year ended December 31, 1997, the Company sold its remaining fixed assets to Hecla at book value ($14,655), in partial settlement of amounts due to Hecla.

     As  of January 1, 1997, Hecla and the Company's President, Mr.
Ralph R. Noyes, entered into a Stock Option Agreement which revised a prior agreement dated November 14, 1995, whereby Hecla granted
Mr. Noyes the following options to purchase the Company's common stock which is currently owned by Hecla:



















                  Option
                  Price              Shares
               -----------         ---------

                     $0.10           200,000
                      0.50           225,000(1)
                      1.00           225,000(2)
               -----------         ---------
               $0.10-$1.00           650,000
               ===========         =========

          (1)  Contingent upon obtaining financing, as defined.
          (2)  Contingent upon the closing of certain transactions.

     However,   these   options   expired  unexercised   upon   the
resignation of the President, effective October 1, 1997.

     In conjunction with the November 1995 agreement, Hecla had also granted options to the Company's former President, Mr.
Carlson. Due to Mr. Carlson's resignation in 1996, these options expired unexercised.

     The  estimated  fair value  of the  Company's common  stock in
November  1995, at the date of grant of the non-contingent options,
exceeded  the $0.10  option price.    Accordingly, during  the year
ended  December   31,  1995,  the  Company   recorded  $228,800  of
compensation expense and a  related capital contribution from Hecla relating to these options.

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

     The estimated fair values of financial instruments are as follows:

















                                                  December 31,
                                ------------------------------------------------
                                         1997                      1996
                                ----------------------    ----------------------
                                Carrying       Fair       Carrying       Fair
                                 Amounts       Value       Amounts       Value
                                ---------    ---------    ---------    ---------
Financial assets:
  Cash and cash equivalents     $  38,267    $  38,267    $ 120,216    $ 120,216
  Accounts and other
     receivables                   60,571       60,571       70,631       70,631
  Income tax refund
     receivable                     8,000        8,000      210,816      210,816
Financial liabilities:
  Current liabilities             402,532      402,532      423,647      423,647
  Note payable                    700,000      700,000      500,000      500,000

      Due to the nature of cash and cash equivalents, receivables, and current liabilities, the fair value approximates their carrying amounts. The fair value of the note payable approximates its carrying value due to the term and variable interest rate associated with the note.

9.    Geographic Segments
      -------------------

                                     1997            1996            1995
                                  ----------      ----------      ----------
Net income (loss)
   United States                  $ (428,319)     $ (362,585)     $  270,719
   Mexico                           (105,848)       (442,976)       (784,956)
   Canada                             (2,850)       (107,450)           (494)
                                  ----------      ----------      ----------
                                  $ (537,017)     $ (913,011)    $  (514,731)
                                  ==========      ==========      ==========
Identifiable assets(1)
 Equipment:
   United States                  $      - -      $   18,710     $       - -
   Mexico                                - -             - -             - -
   Canada                                - -          19,893           4,940
                                  ----------      ----------      ----------
                                  $      - -      $   38,603     $     4,940
                                  ==========      ==========      ==========
 General corporate assets
   United States                  $   48,010      $  327,838     $   743,498
   Mexico                             60,265          66,446             - -
   Canada                              6,563          40,083             - -
                                  ----------      ----------      ----------
                                  $  114,838      $  434,367     $   743,498
                                  ==========      ==========      ==========

      (1) Identifiable assets of each country are those that are directly identified with those operations. General corporate assets consist primarily of cash and cash equivalents and miscellaneous and income tax refund receivables.
                                      -27-

     In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not believe the application of this standard will have a material effect on the Company's presentation of its operating segments.

10.  Lease Commitment
     ----------------

     In 1996, the Company entered into leases for office space and equipment. All leases are operating leases with maturity dates between May 1999, and January 2000. In January 1997, all leases were assumed by an assignee and the Company has no further obligations under the lease agreements. During 1997 and 1996, the Company incurred rent expense of $2,409 and $22,751, respectively.

11.  Reconciliation of U.S. Generally Accepted Accounting
     ----------------------------------------------------
     Principles (GAAP) to Canadian GAAP
     -----------------------

     The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles as practiced in the United States. The differences between U.S. GAAP and Canadian GAAP and the effects on stockholders' deficit at December 31, 1997 and 1996 and the net loss for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                            1997          1996
                                         ----------    ----------
Total stockholders' deficit at
    December 31, per U.S. generally
    accepted accounting principles      $  (987,694)  $  (450,677)

Adjustments to conform with Canadian
    generally accepted accounting
    principles:
       Deferred income tax assets            (8,000)          - -
                                         ----------    ----------
Total stockholders' deficit at
    December 31, per Canadian
    generally accepted accounting
    principles                          $  (995,694)  $  (450,677)
                                         ==========    ==========


                                            1997          1996          1995
                                         ----------    ----------    ---------
Net loss for the year ended
    December 31, per U.S. generally
    accepted accounting principles      $  (537,017)  $  (913,011)   $(514,731)

Adjustments to conform with Canadian
    generally accepted accounting
    principles:
       Deferred income tax provision
       (benefit)                             (8,000)       99,000      (99,000)
                                         ----------    ----------    ---------
Net loss for the year ended
    December 31, per Canadian
    generally accepted accounting
    principles                          $  (545,017)  $  (814,011)   $(613,731)
                                         ==========    ==========    =========

12.  Basic and Diluted Loss Per Common Share
     ---------------------------------------

     In accordance with SFAS 128, the following table presents a reconciliation of the numerators (net loss) and denominators (shares) used in the basic and diluted loss per common share computations for the years ended December 31, 1997, 1996 and 1995.

                                    1997                                 1996                                   1995
                    --------------------------------------------------------------------------------------------------------------
                                             Per Share                              Per Share                            Per Share
                       Net Loss    Shares      Amount       Net Loss    Shares       Amount      Net Loss      Shares      Amount
                    --------------------------------------------------------------------------------------------------------------
Net loss            $  (537,017)                         $  (913,011)                          $ (514,731)

Basic loss          $  (537,017)   9,449,757  $  (0.06)  $  (913,011)   9,450,691  $  (0.10)   $ (514,731)   8,365,939   $   (0.06)
                      =========    =========  ========     =========    =========  ========     =========    =========     =======
Effect of dilutive
  securities (1)

Diluted loss        $  (537,017)   9,449,757  $  (0.06)  $  (913,011)   9,450,691  $  (0.10)   $ (514,731)   8,365,939   $   (0.06)
                      =========    =========  ========     =========    =========   =======     =========    =========     =======

(1) Dilutive Securities
    -------------------

      As of December 31, 1997, there were 180,000 shares available for issue under granted stock options. These options were not included in the computation of diluted loss per common share as a loss was incurred in each of these years, and their inclusion would be antidilutive.

13.  Stock Option Plans
     ------------------

     At December 31, 1997, officers, key employees and directors had been granted options to purchase common shares under stock option plans described below. The Company has adopted the disclosure-only provisions of SFAS 123. No compensation expense was recognized under these plans in 1997 for options granted under the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's loss and per share loss applicable to common shareholders for the year ended December 31, 1997 would have been increased to the pro forma amounts indicated below:

Loss applicable to common shareholders:
     As reported                              $537,017
     Pro forma                                $565,027
Loss applicable to common shareholders
per share:
     As reported                              $  (0.06)
     Pro forma                                $  (0.06)

     The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

     Expected dividend yield                     0.00%
     Expected stock price volatility            93.23%
     Risk-free interest rate                     6.42%
     Expected life of options                      5.0  years
                                -30-

The grant date fair value of options granted in 1997 was $0.65.

     In 1997, the shareholders of the Company approved two stock option plans. The ConSil Stock Option Plan provides for stock-based grants to selected officers, directors and other key employees. The ConSil Corp. Incentive Stock Option Plan provides for stock-based grants to participating employees. The option price of stock options issued under the Incentive Stock Option Plan may not be less than the fair market value on the date of grant. The terms of the options under either plan shall be no longer than five years from the date of grant. During 1997, 180,000 options to acquire shares were granted to the Company's directors under the ConSil Corp. Stock Option Plan. Of the options granted, 60,000 expired due to the resignation of a director. Under the ConSil Corp. Incentive Stock Option Plan 335,000 options to acquire shares were granted to the Company's officers. Resignations of officers caused 275,000 of these options to expire. At December 31, 1997, there were 765,000 shares available for grant under the plans.

     Transactions concerning stock options pursuant to both of the above described plans are summarized as follows:

                                                     Exercise
                                         Shares        Price
                                        --------     --------
     Outstanding, December 31, 1996          - -         - -
         Granted                         515,000       $0.87
         Exercised                           - -         - -
         Expired                        (335,000)      $0.87
                                        --------
     Outstanding, December 31, 1997      180,000       $0.87
                                        ========

     All of the options outstanding as of December 31, 1997 are fully exercisable and have a remaining life of 4.0 years. There were no amounts charged to operations related to the plans in 1997.

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

     The Company's policy during 1996 was to compensate the Company's Board of Directors with an annual retainer of $750 and a meeting fee of $200 per meeting attended in person. No directors were compensated pursuant to this policy during 1997.

     Charges of $16,387, $24,773 and $88,172 were made to the Company by Hecla in 1997, 1996 and 1995, respectively, for accounting and other administrative services rendered by employees of Hecla.

Item 12.  Security Ownership of Certain Beneficial Owners and
          ---------------------------------------------------
          Management
          ----------

     (a) Security ownership of certain beneficial owners as of March 1, 1997:

      Title            Name and               Amount and            Percent
       of             Address of               Nature of              of
      Class        Beneficial Owner       Beneficial Ownership       Class
   ----------   ----------------------   ----------------------    ---------

  Common Stock   Hecla Mining Company
                 Coeur d'Alene, Idaho       7,418,300 shares        78.503


      In 1996, the Company purchased 5,926 shares from dissenting stockholders which increased the balance of treasury shares from 6 shares to 5,932 shares and thereby reduced overall outstanding shares and increased Hecla's percentage ownership of the Company's outstanding common stock from 78.453% to 78.503%.

     (b)  Security ownership of management as of March 1, 1998:

                                                                Common Shares
                                              Year First     Owned Beneficially,
                                              Elected As   Directly or Indirectly,     Percent
                 Name                 Age     A Director     as of March 1, 1998    of Class (3)
                 ----                 ---     ----------     -------------------    ------------
Michael B. White (1)                  47         1989              61,000                 *
      Vice  President since  1992 and
      Secretary  from  1982 to  1995.
      Mr.  White  is Vice  President-
      General  Counsel and  Secretary
      of Hecla Mining Company.

Charles F. Asher (2)                  76         1992              60,000                 *
      President  of Plainview  Mining
      Company.   He  has served  as a
      director   of    Merger   Mines
      Corporation   and   Verna   Mae
      Mining since 1987.

George R. Johnson                     49         1997               -0-                   *
      Chairman  and  President  since
      October, 1997.  Mr.  Johnson is
      Vice  President -  Metal Mining
      of Hecla Mining Company.

William J. Weymark (2)                45         1995              60,000                 *
      President of Vancouver  Wharves
      since 1996.   Prior to that, he
      was    Vice     President    of
      Operations of Vancouver Wharves
      from 1991  to 1996.   He serves
      on the boards of several public
      Canadian resource companies.

All Officers and Directors as a Group  (4 Individuals)             181,000              1.9%

     There are no family relationships between any of the executive officers and directors.

* Less than one percent (1%) of the total issued and outstanding shares of Common Stock.

(1) Includes 60,000 shares subject to options granted under the Company's Stock Option Plan issued at the rate of $0.87, expiring on January 13, 2002. Additionally, Mr. White is the beneficial owner of 31,518 shares of common stock of Hecla
     Mining Company, the majority shareholder of the Company, including 30,900 options exercisable within 60 days. The exercise price of these options is currently greater than the market price of Hecla Mining Company's common stock.

(2) Consists solely of shares subject to options granted under the Company's Stock Option Plan issued at the rate of $0.87, expiring January 13, 2002.
                                -33-

(3) In addition to the 9,449,757 shares of common stock currently outstanding, the 180,000 shares subject to options granted under the Company's Stock Option Plan were deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the common stock owned by such persons.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     The following executive officers and directors have been granted options in 1997 pursuant to the Company's Stock Option Plans.

                           No. of Shares      Exercise Price     Expiration
    Name of Optionee       Under Option      Per Share (U.S.$)      Date
    ----------------       ------------      -----------------      ----
  Incentive Stock Options:
  Michael White                60,000               0.87      January 13, 2002

  Stock Options:
  William Weymark              60,000               0.87      January 13, 2002
  Charles Asher                60,000               0.87      January 13, 2002

      See Notes 2, 5, 6 and 7 to the Consolidated Financial Statements for description of certain additional business relations required to be reported under this Item.

                              PART IV
                              -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          --------------------------------------------------------
          Form 8-K
          --------

     (a)  (1)  Index to Consolidated Financial Statements:

                                                           Page
                                                          ------
     Report of Independent Accountants                      13

     Consolidated Balance Sheets at December 31, 1997
       and 1996                                             14

     Consolidated Statements of Operations for the
       Years Ended December 31, 1997, 1996 and 1995         15

     Consolidated Statements of Cash Flows for the
       Years Ended December 31, 1997, 1996 and 1995         16

     Consolidated Statements of Changes in Stockholders'
       Equity (Deficit) for the Years Ended
       December 31, 1997, 1996 and 1995                     17

     Notes to Consolidated Financial Statements             18

     (b)  Reports on Form 8-K

          None.

     (c)  Exhibits

          The exhibit numbers in the following list correspond to the numbers assigned to such Exhibits in Item 601 of Regulation S-K.

          Number    Description of Exhibits
          ------    -----------------------

          3(i)      Restated Articles of Incorporation
                    as Amended 3/17/97

          3(ii)     Bylaws of Registrant **

          10.1(c)   Loan Agreement - Second Amendment **

          10.2      Debt Settlement Agreement **

          10.3      Stock Option Plan(1) **

          10.4      Incentive Stock Option Plan(1) **

          10.5      Master Agreement **

          10.6      Loan Agreement - Third Amendment **

          10.7      Loan Agreement - Fourth Amendment **

          27        Financial Data Schedule

-----------
     1. Indicates a management contract or compensatory plan or arrangement.

     ** These exhibits were filed in SEC File #0-4846-3 as indicated below and are incorporated herein by this reference thereto:

                    Corresponding Exhibit in Annual Report on
     Exhibit in     Form 10-K or Quarterly Report on Form 10-Q,
     this Report    or other filing, as indicated
     -----------    ---------------------------------------------

        3(ii)       (3.2)     (1995 10-K)

        10.1(c)               Form 10Q - Period Ending 3/31/97

        10.2                  Form 10Q - Period Ending 3/31/97

        10.3                  Form 10Q - Period Ending 3/31/97

        10.4                  Form 10Q - Period Ending 3/31/97

        10.5                  Form 10Q - Period Ending 6/30/97

        10.6                  Form 10Q - Period Ending 9/30/97

        10.7                  Form 10Q - Period Ending 9/30/97

                             SIGNATURES
                             ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1998.

                              CONSIL CORP.



                              By   /s/ George R. Johnson
                                ---------------------------------
                                   George R. Johnson, President,
                                   Chairman of the Board,
                                    and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ George R. Johnson  3/24/98     /s/ Michael B. White     3/24/98
------------------------------     --------------------------------
George R. Johnson         Date     Michael B. White            Date
President, Chairman of the         Vice President
Board and Director                 Director
(principal executive officer)




/s/ David F. Wolfe     3/24/98     /s/ Charles F. Asher     3/24/98
------------------------------     --------------------------------
David F. Wolfe            Date     Charles F. Asher            Date
Treasurer (principal accounting    Director
and Financial Officer)



/s/ William J. Weymark 3/24/98
------------------------------
William J. Weymark        Date
Director

           LIST OF EXHIBITS TO BE FILED WITH THIS 10-K




          Number    Description of Exhibits
          ------    -----------------------


           3.1      Restated Articles of Incorporation
                    as amended 3/17/97

            27      Financial Data Schedule