Form 10-Q
period 1998-03-31
CONSOLIDATED SILVER CORP
filed 1998-05-14
CIK 23778

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                             FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998

                                 OR


Commission file number      0-4846-3
                       -------------------------------------


                           CONSIL CORP.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            Idaho                                   82-0288840

----------------------------------------      -------------------
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)             Identification No.)

  6500 Mineral Drive
  Coeur d'Alene, Idaho                              83815-8788
----------------------------------------       ------------------
 (Address of principal executive offices)           (Zip Code)

                         208-769-4100
-----------------------------------------------------------------
        (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject  to such filing requirements for  at least the
past 90 days.    Yes  XX .     No     .
                     ----       ----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding April 30, 1998
-------------------------------------    --------------------------
Common stock, no par value                     9,449,757 shares

                            CONSIL CORP.

                             FORM 10-Q

                FOR THE QUARTER ENDED MARCH 31, 1998


                            I N D E X *
                            -----------

                                                             Page
                                                             ----
PART I. - Financial Information

   Item l  -  Consolidated Balance Sheets - March 31,
              1998 and December 31, 1997                      3

           -  Consolidated Statements of Operations -
              Three Months Ended March 31, 1998 and 1997      4

           -  Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1998 and 1997      5

           -  Notes to Consolidated Financial Statements      6

   Item 2  -  Management's Discussion and Analysis of
              Financial Condition and Results of Operations   8


PART II. - Other Information

   Item 1  -  Legal Proceedings                               11

   Item 6  -  Exhibits and Reports on Form 8-K                11



*  Items omitted are not applicable

                   PART I - FINANCIAL INFORMATION

                            CONSIL CORP.

              Consolidated Balance Sheets (Unaudited)
                           (U.S. Dollars)

                                                         March 31, December 31,
                                                           1998         1997
                                                        ----------  ----------
                                   ASSETS
Current assets:
  Cash and cash equivalents                             $   23,580  $   38,267
  Accounts receivable                                          247         - -
  Other receivables                                            - -      60,571
  Income tax refund receivable                               8,000       8,000
                                                        ----------  ----------
         Total current assets                               31,827     106,838
                                                        ----------  ----------

Deferred Income Taxes                                        8,000       8,000
                                                        ----------  ----------
         Total assets                                   $   39,827  $  114,838
                                                        ==========  ==========


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable - Hecla Mining Company               $  250,647  $  318,865
  Accounts payable - trade                                     - -       6,247
  Accrued interest payable -
   Hecla Mining Company                                     94,920      77,420
  Note payable - Hecla Mining Company                      700,000     700,000
                                                        ----------  ----------
         Total current liabilities                       1,045,567   1,102,532
                                                        ----------  ----------

Stockholders' deficit:
  Preferred stock; $0.25 par value; authorized,
   10,000,000 shares; issued and outstanding, none            - -         - -
  Common stock - no par value; authorized: 100,000,000
   shares; issued 9,455,689 shares                       2,111,675   2,111,675
  Accumulated deficit                                   (3,113,954) (3,095,908)
  Less: Common stock reacquired at cost - 5,932 shares      (3,461)     (3,461)
                                                        ----------  ----------
         Total stockholders' deficit                    (1,005,740)   (987,694)
                                                        ----------  ----------
         Total liabilities and stockholders'
           deficit                                      $   39,827  $  114,838
                                                        ==========  ==========

                The accompanying notes are an integral part
                 of the consolidated financial statements.

                                CONSIL CORP.

                   Consolidated Statements of Operations
                         (Unaudited) (U.S. Dollars)



                                          Three Months Ended
                                    -----------------------------
                                      March 31,       March 31,
                                        1998            1997
                                    ------------     ------------
Revenue:
  Miscellaneous Income               $     5,228    $         - -
  Interest                                 5,988               66
                                    ------------     ------------
                                          11,216               66
                                    ------------     ------------

Expenses:
  General and administrative              10,135          132,055
  Exploration and acquisition                - -           16,585
  Depreciation                               - -            1,960
  Interest                                17,500           12,208
  Loss on sale of equipment                  - -            1,158
  Foreign exchange loss                    1,627              654
                                    ------------     ------------
                                          29,262          164,620
                                    ------------     ------------

Loss before income tax benefit           (18,046)        (164,554)
Income tax benefit                           - -              - -
                                    ------------     ------------
Net loss                             $   (18,046)   $    (164,554)
                                    ============     ============

Net loss per share of common stock   $       nil    $       (0.02)
                                    ============     ============

Cash dividends per share             $       - -    $         - -
                                    ============     ============

Weighted average number of
  common shares outstanding            9,449,757        9,449,757
                                    ============     ============


            The accompanying notes are an integral part
             of the consolidated financial statements.

                            CONSIL CORP.

         Consolidated Statements of Cash Flows (Unaudited)
                           (U.S. Dollars)

                                            Three Months Ended
                                          -----------------------
                                          March 31,    March 31,
                                            1998         1997
                                          ----------   ----------
Operating activities:
  Net loss                               $  (18,046)  $  (164,554)
  Noncash elements included in net loss:
    Depreciation                                - -         1,960
    Loss on sale of equipment                   - -         1,158
  Change in:
    Accounts and other receivables           60,324         9,944
    Income tax refund receivable                - -         9,434
    Prepaid and deferred expenses               - -         1,591
    Accounts payable and accrued
      liabilities                           (74,465)       20,245
    Accrued interest payable                 17,500        12,208
                                         ----------    ----------
  Net cash used by operating activities     (14,687)     (108,014)
                                         ----------    ----------

Investing activities:
  Proceeds from sale of equipment               - -        18,296
                                         ----------    ----------
  Net cash provided
    by investing activities                     - -        18,296
                                         ----------    ----------

Net decrease in cash
  and cash equivalents                      (14,687)      (89,718)

Cash and cash equivalents at
  beginning of period                        38,267       120,216
                                         ----------    ----------

Cash and cash equivalents at
   end of period                         $   23,580   $    30,498
                                         ==========    ==========



          The accompanying notes are an integral part of the consolidated financial statements.

                            CONSIL CORP.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The notes to the consolidated financial statements as of December 31, 1997, as set forth in ConSil Corp.'s (the Company or ConSil) 1997 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements and are not repeated here. All amounts are in U.S. dollars unless otherwise indicated.

Note 2. The financial information given in the accompanying unaudited interim financial statements reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1997, was derived from the audited consolidated balance sheet described in Note 1 above. Certain consolidated financial statement amounts have been reclassified to conform to the 1998 presentation. These reclassifications have no effect on the net loss or accumulated deficit as previously reported.

Note 3. At March 31, 1998, the Company had 9,449,757 common shares outstanding of which Hecla Mining Company (Hecla, the majority stockholder of the Company) owned 7,418,300 shares or 78.503% of the outstanding shares.

          On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000, due in its entirety on or before December 31, 1996. This loan agreement was subsequently amended on four separate occasions, increasing the amount of the loan to $700,000 and extending the repayment date until March 31, 1998. On March 30, 1998, ConSil and Hecla entered into a fifth amendment to the loan agreement which increased the amount available to borrow to $725,000 and extended the due date to March 31, 1999. As of March 31, 1998, $700,000 was payable to Hecla under the loan agreement.

Note 4.   The   Company   prepares   its   consolidated   financial
          statements  in  accordance  with   generally   accepted

                            CONSIL CORP.



          accounting principles ("GAAP") in the United States. The Company also has regulatory reporting requirements in Canada. There are no differences between U.S. GAAP and Canadian GAAP with respect to stockholders' deficit or net loss at March 31, 1998 or 1997 and the three months then ended.

                            CONSIL CORP.


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

          Following the sale of the Company's Silver Summit Mine in 1995, the Company was actively involved in exploration and acquisition activities. The Company was unsuccessful in its exploration and acquisition activities, and since the fourth quarter of 1997, the Company has become inactive.

          RESULTS OF OPERATIONS
          ---------------------

          FIRST THREE MONTHS 1998 COMPARED TO FIRST THREE MONTHS
          ------------------------------------------------------
          1997
          ----
          The Company reported a net loss of $18,046 or nil per share, for the quarter ended March 31, 1998 compared to a net loss of $164,554 ($0.02 per share) in the same period in 1997. The decrease in the net loss is due primarily to decreases in general and administrative costs of
          $121,920, and exploration and acquisition costs of $16,585, as well as increases in interest income of $5,922 and miscellaneous income of $5,228. These decreases are principally due to the Company terminating its exploration and acquisition activities at the end of 1997. Partially offsetting the favorable items above is the increase in interest expense of $5,292 on the note

                            CONSIL CORP.


          payable to Hecla (see Note 3 of Notes to Consolidated Financial Statements).

          FINANCIAL CONDITION AND LIQUIDITY
          ---------------------------------
          At March 31, 1998, assets totaled $39,827 and stockholders' deficit totaled $1,005,740. Cash and cash equivalents decreased by $14,687 to $23,580 at March 31, 1998 from $38,267 at December 31, 1997. Operating activities used $14,687 of cash during the first three months of 1998. The primary uses of cash for operating activities were for payment of accounts payable and funding of operating losses. The primary source of cash was from the collection of accounts receivable.

          Working capital decreased $18,046 during the first three months of 1998, from a negative $995,694 at December 31, 1997 to a negative $1,013,740 at March 31, 1998. The decrease in working capital is primarily the result of funding operating losses, consisting principally of general and administrative and interest costs.

          The Company's planned expenditures include the necessary expenditures to maintain the current inactive status of the Company. The Company intends to finance planned expenditures partially through existing cash and cash equivalents and additional borrowings under a loan agreement with Hecla. On March 30, 1998, ConSil and Hecla entered into a fifth amendment to the loan agreement (see note 3 to Notes to Consolidated Financial Statements) which increased the amount available to borrow to $725,000 and extended the due date to March 31, 1999. As of March 31, 1998, $700,000 was payable to Hecla under the loan agreement. Any further exploration projects, potential acquisitions or even limited operations are subject to ConSil being able to raise funds from external sources.

          NEW ACCOUNTING PRONOUNCEMENT
          ----------------------------
               In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", was issued. SFAS 131 establishes standards for the way that a public

                            CONSIL CORP.


          enterprise reports information about its operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company has applied this standard effective January 1, 1998.

                    PART II - OTHER INFORMATION

                            CONSIL CORP.


Item 1.   Legal Proceedings
------    -----------------

          There are no pending legal proceedings.

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

          (a)  Exhibits
               27        -    Financial Data Schedule
               10.1(5)   -    Loan Agreement - Fifth Amendment

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


                                       CONSIL CORP.
                         ---------------------------------------
                                       (Registrant)



Date:  May 13, 1998      By:  /s/ George R. Johnson
                            -------------------------------------
                              George R. Johnson
                              President, Chairman of the Board
                              and Director




Date:  May 13, 1998      By:  /s/ David F. Wolfe
                            -------------------------------------
                              David F. Wolfe
                              Treasurer (principal accounting
                              and financial officer)

                            CONSIL CORP.

             Form 10Q  -  Period Ending March 31, 1998

                            EXHIBIT LIST



 Exhibit No.                          Description
 -----------                  ---------------------------

     27                       Financial Data Schedule

     10.1(5)                  Loan Agreement - Fifth Amendment