Form 10-Q
period 1998-06-30
CONSOLIDATED SILVER CORP
filed 1998-08-11
CIK 23778

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                            FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1998

Commission file number      0-4846-3
                       ------------------------------------------


                         CONSIL CORP.
           -------------------------------------------
     (Exact name of registrant as specified in its charter)


            Idaho                                82-0288840
----------------------------------------       ------------------
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)

  6500 Mineral Drive
  Coeur d'Alene, Idaho                          83815-8788
-----------------------------------------      ------------------
 (Address of principal executive offices)           (Zip Code)

                          208-769-4100
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least
the past 90 days.    Yes  XX.        No
                         ----          ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding July 31, 1998
--------------------------------------  -------------------------
Common stock, no par value                    9,449,757 shares

                          CONSIL CORP.

                            FORM 10-Q

               FOR THE QUARTER ENDED JUNE 30, 1998



                           I N D E X *
                           -----------

                                                            Page
                                                            ----
PART I. - Financial Information

   Item l -   Consolidated Balance Sheets - June 30,
              1998 and December 31, 1997                      3

          -   Consolidated Statements of Operations -
              Three Months and Six Months Ended
              June 30, 1998 and 1997                          4

          -   Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1998 and 1997         5

          -   Notes to Consolidated Financial Statements      6

   Item 2 -   Management's Discussion and Analysis of
              Financial Condition and Results of Operations   7


PART II. - Other Information

   Item 1 -   Legal Proceedings                              10

   Item 6 -   Exhibits and Reports on Form 8-K               10




*  Items omitted are not applicable.

                 PART I - FINANCIAL INFORMATION

                          CONSIL CORP.

             Consolidated Balance Sheets (Unaudited)
                         (U.S. Dollars)
                          -------------

                                                            June 30,   December 31,
                                                              1998         1997
                                                            ---------   ---------
                                         ASSETS
Current assets:
     Cash and cash equivalents                              $  15,619   $  38,267
     Accounts receivable                                          640         - -
     Other receivables                                            - -      60,571
     Income tax refund receivable                               8,000       8,000
                                                            ---------   ---------
        Total current assets                                   24,259     106,838
                                                            ---------   ---------
Deferred income taxes                                           8,000       8,000
                                                            ---------   ---------
        Total assets                                        $  32,259   $ 114,838
                                                            =========   =========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable - Hecla Mining Company                $ 250,927   $ 318,865
     Accounts payable - trade                                     - -       6,247
     Accrued interest payable - Hecla Mining Company          112,614      77,420
     Note payable - Hecla Mining Company                      700,000     700,000
                                                            ---------   ---------
        Total current liabilities                           1,063,541   1,102,532
                                                            ---------   ---------
Stockholders' deficit:
     Preferred stock; $0.25 par value; authorized,
       10,000,000 shares; issued and outstanding,  none           - -         - -
     Common stock - no par value; authorized:
      100,000,000 shares; issued 9,455,689 shares           2,111,675   2,111,675
     Accumulated deficit                                   (3,139,496) (3,095,908)
     Less: Common stock reacquired at cost - 5,932 shares      (3,461)     (3,461)
                                                            ---------   ---------
        Total stockholders' deficit                        (1,031,282)   (987,694)
                                                            ---------   ---------
        Total liabilities and stockholders'
              deficit                                       $  32,259   $ 114,838
                                                            =========   =========



     The accompanying notes are an integral part of the consolidated financial statements.

                               CONSIL CORP.

                   Consolidated Statements of Operations
                        (Unaudited) (U.S. Dollars)

                                         Three Months Ended             Six Months Ended
                                     -------------------------     -------------------------
                                       June 30,      June 30,        June 30,      June 30,
                                         1998          1997            1998          1997
                                     -----------   -----------     -----------   -----------
Revenue:
  Interest                           $        73   $        70     $     6,061   $       136
  Miscellaneous                              - -           - -           5,228           - -
                                     -----------   -----------     -----------   -----------
                                              73            70          11,289           136
                                     -----------   -----------     -----------   -----------
Expenses:
  General and administrative               7,793        84,195          17,928       216,250
  Exploration and acquisition                - -        35,465             - -        52,050
  Depreciation                               - -         1,521             - -         3,481
  Interest                                17,695        14,443          35,195        26,651
  Loss on sale of equipment                  - -           - -             - -         1,158
  Foreign exchange (gain) loss               127           (15)          1,754           639
                                     -----------   -----------     -----------   -----------
                                          25,615       135,609          54,877       300,229
                                     -----------   -----------     -----------   -----------

Loss before income taxes                 (25,542)     (135,539)        (43,588)     (300,093)
Income taxes                                 - -           - -             - -           - -
                                     -----------   -----------     -----------   -----------
Net loss                             $   (25,542)  $  (135,539)    $   (43,588)  $  (300,093)
                                     ===========   ===========     ===========   ===========

Net loss per share of
  common stock                       $       nil   $     (0.01)    $       nil   $     (0.03)
                                     ===========   ===========     ===========   ===========

Cash dividends per share             $     - -     $       - -     $       - -   $       - -
                                     ===========   ===========     ===========   ===========

Weighted average number of
  common shares outstanding            9,449,757     9,449,757       9,449,757     9,449,757
                                     ===========   ===========     ===========   ===========




                The accompanying notes are an integral part
                 of the consolidated financial statements.

                            CONSIL CORP.

          Consolidated Statements of Cash Flows (Unaudited)
                           (U.S. Dollars)

                                                 Six Months Ended
                                            --------------------------
                                              June 30,      June 30,
                                                1998          1997
                                            -----------   ------------
Operating activities:
   Net loss                                  $  (43,588)   $  (300,093)
   Noncash elements included in net loss:
      Depreciation                                  - -          3,481
      Loss on sale of equipment                     - -          1,158
   Change in:
      Accounts and other receivables             59,931          9,376
      Income tax refund receivable                  - -        179,133
      Prepaid and deferred expenses                 - -          3,022
      Accounts payable                          (74,185)        14,489
      Accrued interest payable                   35,194         26,650
                                            -----------   ------------
   Net cash used by operating activities        (22,648)       (62,784)
                                            -----------   ------------
Investing activities:
   Proceeds from sale of equipment                  - -         18,296
                                            -----------   ------------
   Net cash provided
      by investing activities                       - -         18,296
                                            -----------   ------------
Financing activities:
   Borrowing on Hecla note payable                  - -        150,000
   Repayments on Hecla note payable                 - -       (169,699)
   Deferred stock offering costs                    - -        (19,728)
                                            -----------   ------------
   Net cash used by financing activities            - -        (39,427)
                                            -----------   ------------
Net decrease in cash
   and cash equivalents                         (22,648)       (83,915)

Cash and cash equivalents at
   beginning of period                           38,267        120,216
                                            -----------   ------------
Cash and cash equivalents at
   end of period                            $    15,619   $     36,301
                                            ===========   ============

           The accompanying notes are an integral part of the consolidated financial statements.

                          CONSIL CORP.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The notes to the consolidated financial statements as of December 31, 1997, as set forth in ConSil Corp.'s (the Company or ConSil) 1997 Annual Report on Form 10-K, substan-tially apply to these interim consolidated financial statements and are not repeated here. All amounts are in U.S. dollars unless otherwise indicated.

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

Note 3. At June 30, 1998, the Company had 9,449,757 common shares outstanding of which Hecla Mining Company (Hecla, the majority stockholder of the Company) owned 7,418,300 shares or 78.503% of the outstanding shares. Certain general and administrative expenses are incurred by Hecla and reimbursed by the Company. These expenses totaled $279 for the first six months of 1998 compared to $9,750 for the first six months of 1997.

           On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000, due in its entirety on or before December 31, 1996. This loan agreement was subsequently amended on five separate occasions, increasing the amount available to borrow to $725,000 and extending the repayment date until March 31, 1999. As of June 30, 1998, $700,000 was payable to Hecla, excluding accrued interest of $112,614, under the loan agreement.

Note 4. The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles
           (GAAP) in the United States. The Company also has regulatory reporting requirements in Canada. There are no differences between U.S. GAAP and Canadian GAAP with respect to stockholders' deficit or net loss at June 30, 1998 or 1997 and the six months then ended.

                          CONSIL CORP.


Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------    -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

          INTRODUCTION
          --------------

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

          RESULTS OF OPERATIONS
          ---------------------

          FIRST SIX MONTHS OF 1998 COMPARED TO FIRST SIX  MONTHS  OF 1997
          ---------------------------------------------------------------

          The Company reported a net loss of $43,588 or nil per share, for the first six months of 1998 compared to a net loss of $300,093 ($0.03 per share) in the same period in 1997. The decrease in the net loss is due primarily to decreases in general and administrative costs of $198,322 and exploration and acquisition costs of $52,050, as well as increases in interest income of $5,925 and miscellaneous income of $5,228. The decreases in costs can be attributed principally to the Company terminating its exploration and acquisition activities at the end of 1997. Partially offsetting the favorable items above is the increase in interest expense of $8,544 on the note payable to Hecla (see Note 3 of Notes to Consolidated Financial Statements).

                          CONSIL CORP.


     THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS
     ---------------------------------------------------------
     ENDED JUNE 30, 1997
     -------------------

     The  Company  reported  a  net  loss of  $25,542  or  nil  per  share in the second quarter of 1998, compared to a net loss of $135,539 ($0.01 per share) in the second quarter of 1997. The decrease in the net loss is due primarily to decreases in general and administrative costs of $76,402 as well as
     decreased  exploration  and  acquisition  costs  of  $35,465.   These
     decreases are principally due to the Company terminating its exploration and acquisition activities at the end of 1997. Partially offsetting the favorable items above is the increase in interest expense of $3,252 on the note payable to Hecla.

     FINANCIAL CONDITION AND LIQUIDITY
     ---------------------------------

     At June 30, 1998, assets totaled $32,259 and stockholders' deficit totaled $1,031,282. Cash and cash equivalents decreased by $22,648 to $15,619 at June 30, 1998 from $38,267 at December 31, 1997. Operating activities used $22,648 of cash during the first six months of 1998. The primary uses of cash  for  operating  activities  were  for  payment  of  accounts payable and funding of operating losses. The primary source of cash was from the collection of accounts receivable.

     Working capital decreased $43,588 during the first six months of 1998, from a negative $995,694 at December 31, 1997 to a negative $1,039,282 at June 30, 1998. The decrease in working capital is primarily the result of funding operating losses, consisting principally of interest and general and administrative costs.

     The Company's planned expenditures include the necessary expenditures to maintain the current inactive status of the Company. The Company intends to finance planned expenditures partially through existing cash and cash equivalents and additional borrowings under a loan agreement with Hecla. On March 30, 1998, ConSil and Hecla entered into a fifth amendment to the loan agreement (see note 3 of Notes to Consolidated Financial Statements) which increased the amount available to borrow to $725,000 and extended the due date to March 31, 1999. As of June 30, 1998, 700,000 was payable to Hecla, EXCLUDING ACCRUED INTEREST OF $112,614, under the loan agreement. Any further exploration projects, potential acquisitions or even limited operations are subject to ConSil being able to raise funds from external sources.

                          CONSIL CORP.



     NEW ACCOUNTING PRONOUNCEMENT
     ----------------------------

     In  June   1997, Statement  of  Financial  Accounting  Standards  No.
     131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about its operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not expect the adoption of this standard to have a material impact on the financial condition or results of operations of the Company.

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


                                             CONSIL CORP.
                              -----------------------------------
                                             (Registrant)



Date:  August 10, 1998        By:
                                 --------------------------------
                                 George R. Johnson
                                 President, Chairman of the Board
                                 and Director




Date:  August 10, 1998        By:
                                 --------------------------------
                                 David F. Wolfe
                                 Treasurer (principal accounting
                                 and financial officer)

                          CONSIL CORP.

            Form 10Q  -  Period Ending June 30, 1998

                          EXHIBIT LIST



 Exhibit No.                            Description
 -----------                  ------------------------------

     27                       Financial Data Schedule