Form 10-Q
period 1998-09-30
CONSIL CORP
filed 1998-11-13
CIK 23778

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                            FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998

Commission file number      0-4846-3
                      -------------------------------------------


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
                         ----        ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                  Outstanding October 30, 1998
--------------------------------    -----------------------------
Common stock, no par value               9,449,757 shares

                          CONSIL CORP.

                            FORM 10-Q

            FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                           I N D E X *
                           -----------

                                                            Page
PART I. - Financial Information

   Item l -   Consolidated Balance Sheets -
              September 30, 1998 and December 31, 1997       3

          -   Consolidated Statements of Operations -
              Three Months and Nine Months Ended
              September 30, 1998 and 1997                    4

          -   Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1998 and 1997  5

          -   Notes to Consolidated Financial Statements     6

   Item 2 -   Management's Discussion and Analysis of
              Financial Condition and Results of Operations  8


PART II. - Other Information

   Item 1 -   Legal Proceedings                              11

   Item 6 -   Exhibits and Reports on Form 8-K               11




*  Items omitted are not applicable.

                 PART I - FINANCIAL INFORMATION

                          CONSIL CORP.

             Consolidated Balance Sheets (Unaudited)
                         (U.S. Dollars)
                          -------------

                                                        September 30, December 31,
                                                            1998          1997
                                                         -----------  -----------
                                       ASSETS
Current assets:
    Cash and cash equivalents                            $    13,549   $    38,267
    Accounts receivable                                          353           - -
    Other receivables                                            - -        60,571
    Income tax refund receivable                               8,000         8,000
                                                         -----------   -----------

             Total current assets                             21,902       106,838
                                                         -----------   -----------

Deferred income taxes                                          8,000         8,000
                                                         -----------   -----------

             Total assets                                $    29,902   $   114,838
                                                         ===========   ===========

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable - Hecla Mining Company              $   247,224   $   318,865
    Accounts payable - trade                                     - -         6,247
    Accrued interest payable - Hecla Mining Company          130,503        77,420
    Note payable - Hecla Mining Company                      700,000       700,000
                                                         -----------   -----------

             Total current liabilities                     1,077,727     1,102,532
                                                         -----------   -----------

Stockholders' deficit:
    Preferred stock; $0.25 par value; authorized,
      10,000,000 shares; issued and outstanding,  none           - -           - -
    Common stock - no par value; authorized:
      100,000,000 shares; issued 9,455,689 shares          2,111,675     2,111,675
    Accumulated deficit                                   (3,156,039)   (3,095,908)
    Less: Common stock reacquired at cost - 5,932 shares      (3,461)       (3,461)
                                                         -----------   -----------

             Total stockholders' deficit                  (1,047,825)     (987,694)
                                                         -----------   -----------

             Total liabilities and stockholders'
               deficit                                   $    29,902   $   114,838
                                                         ===========   ===========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                          CONSIL CORP.

              Consolidated Statements of Operations
                   (Unaudited) (U.S. Dollars)

                                       Three Months Ended            Nine Months Ended
                                   --------------------------    --------------------------
                                   September 30, September 30,   September 30, September 30,
                                       1998          1997             1998          1997
                                    -----------   -----------     -----------   -----------
Revenue:
   Interest                         $        73   $        71     $     6,134   $       207
   Miscellaneous                            - -           - -           5,228           - -
                                    -----------   -----------     -----------   -----------
                                             73            71          11,362           207
                                    -----------   -----------     -----------   -----------

Expenses:
   General and administrative             2,245       119,705          20,173       335,955
   Exploration and acquisition              - -        54,596             - -       106,646
   Depreciation                             - -         1,014             - -         4,495
   Interest                              17,888        14,979          53,083        41,630
   Loss on sale of equipment                - -           - -             - -         1,158
   Foreign exchange (gain) loss          (3,517)          472          (1,763)        1,111
                                    -----------    ----------     -----------   -----------
                                         16,616       190,766          71,493       490,995
                                    -----------    ----------     -----------   -----------

Loss before income taxes                (16,543)     (190,695)        (60,131)     (490,788)
Income taxes                                - -           - -             - -           - -
                                    -----------   -----------     -----------   -----------
Net loss                            $   (16,543)  $  (190,695)    $   (60,131)  $  (490,788)
                                    ===========   ===========     ===========   ===========

Net loss per share of
   common stock                     $       nil   $     (0.02)    $      (.01)  $     (0.05)
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

                          CONSIL CORP.

        Consolidated Statements of Cash Flows (Unaudited)
                         (U.S. Dollars)

                                               Nine Months Ended
                                          ----------------------------
                                          September 30,  September 30,
                                               1998           1997
                                          -------------  -------------
Operating activities:
   Net loss                                $    (60,131)  $   (490,788)
   Noncash elements included in net loss:
      Prepaid and deferred legal and
         financing costs expensed                   - -         32,704
      Depreciation                                  - -          4,495
      Loss on sale of equipment                     - -          1,158
   Change in:
      Accounts and other receivables             60,218          6,357
      Income tax refund receivable                  - -        187,563
      Accounts payable                          (77,888)       (71,731)
      Accrued interest payable                   53,083         41,630
                                           ------------   ------------
   Net cash used by operating activities        (24,718)      (288,612)
                                           ------------   ------------
Investing activities:
   Proceeds from sale of equipment                  - -         18,296
                                           ------------   ------------
   Net cash provided
      by investing activities                       - -         18,296
                                           ------------   ------------
Financing activities:
   Borrowing on Hecla note payable                  - -        369,699
   Repayments on Hecla note payable                 - -       (169,699)
                                           ------------   ------------
   Net cash provided by financing
      activities                                    - -        200,000
                                           ------------   ------------
Net decrease in cash
   and cash equivalents                         (24,718)       (70,316)

Cash and cash equivalents at
   beginning of period                           38,267        120,216
                                           ------------   ------------
Cash and cash equivalents at
   end of period                           $     13,549   $     49,900
                                           ============   ============

           The accompanying notes are an integral part of the consolidated financial statements.

                              CONSIL CORP.


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The notes to the consolidated financial statements as of December 31, 1997, as set forth in ConSil Corp.'s (the Company or ConSil) 1997 Annual Report on Form 10-K, substan tially apply to these interim consolidated financial statements and are not repeated here. All amounts are in U.S. dollars unless otherwise indicated.

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

Note 3. At September 30, 1998, the Company had 9,449,757 common share s outstanding of which Hecla Mining Company (Hecla, the majority stockholder of the Company) owned 7,418,300 shares or 78.503% of the outstanding shares. Certain general and administrative expenses are incurred by Hecla and reimbursed by the Company. These expenses totaled $279 for the first nine months of 1998 compared to $11,705 for the first nine months of 1997.

          On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000, due in its entirety on or before December 31, 1996. This loan agreement was subsequently amended on five separate occasions, increasing the amount available to borrow to $725,000 and extending the repayment date until March 31, 1999. As of September 30, 1998, $700,000 was payable to Hecla, excluding accrued interest of $130,503, under the loan agreement.

Note 4. The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles
          (GAAP) in the United States. The Company also has regulatory reporting requirements in Canada. There are no differences between U.S. GAAP and Canadian GAAP with respect to stockholders' deficit or net loss at September 30, 1998 or 1997 and the nine months then ended.

                            CONSIL CORP.


Note 5. In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about its operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not expect the adoption of this standard to have a material impact on the financial condition or results of operations of the Company.

                               CONSIL CORP.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

          RESULTS OF OPERATIONS
          ---------------------

          FIRST NINE MONTHS OF 1998 COMPARED TO FIRST NINE MONTHS OF
          ----------------------------------------------------------
          1997
          ----

          The Company reported a net loss of $60,131 or $0.01 per share, for the first nine months of 1998 compared to a net loss of $490,788 ($0.05 per share) in the same period in 1997. The decrease in the net loss is due primarily to decreases in general and administrative costs of $315,782 and exploration and acquisition costs of $106,646, as well as increases in interest income of $5,927 and miscellaneous income of $5,228. The decreases in costs can be attributed principally to the Company terminating its exploration and acquisition activities at the end of 1997. Partially offsetting the favorable items above is the increase in interest expense of $11,453 on the note payable to Hecla (see
          Note 3 of Notes to Consolidated Financial Statements).

                                CONSIL CORP.


          THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE
          -------------------------------------------------------
          MONTHS ENDED SEPTEMBER 30, 1997
          -------------------------------
          The Company reported a net loss of $16,543 or nil per share in the third quarter of 1998, compared to a net loss of $190,695 ($0.02 per share) in the third quarter of 1997. The decrease in the net loss is due primarily to decreases in general and administrative costs of $117,460 as well as decreased exploration and acquisition costs of $54,596. These decreases are principally due to the Company terminating its exploration and acquisition activities at the end of 1997. Partially offsetting the favorable items above is the increase in interest expense of $2,909 on the note payable to Hecla.

          FINANCIAL CONDITION AND LIQUIDITY
          ---------------------------------

          At September 30, 1998, assets totaled $29,902 and stockholders' deficit totaled $1,047,825. Cash and cash equivalents decreased by $24,718 to $13,549 at September 30, 1998 from $38,267 at December 31, 1997. Operating activities used $24,718 of cash during the first nine months of 1998. The primary uses of cash for operating activities were for payment of accounts payable and funding of operating losses. The primary source of cash was from the collection of accounts receivable.

          Working capital decreased $60,131 during the first nine months of 1998, from a negative $995,694 at December 31, 1997 to a negative $1,055,825 at September 30, 1998. The decrease in working capital is primarily the result of funding operating losses, consisting principally of interest and general and administrative costs.

          The Company's planned expenditures include the necessary expenditures to maintain the current inactive status of the Company. The Company intends to finance these planned expenditures partially through existing cash and cash equivalents and additional borrowings under a loan agreement with Hecla. On March 30, 1998, ConSil and Hecla entered into a fifth amendment to the loan agreement (see note 3 of Notes to Consolidated Financial Statements) which increased the amount available to borrow to $725,000 and extended the due date to March 31, 1999. As of September 30, 1998, $700,000 was payable to Hecla, excluding accrued interest of $130,503, under the loan agreement. Any further exploration projects, potential acquisitions or even limited operationsare subject to ConSil being able to raise funds from external sources.

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

          YEAR 2000
          ----------

          The Company has completed an assessment of its Year 2000 Compliance issues, and based upon the limited activity of the Company, the Company does not believe Year 2000 Compliance issues will be material to the Company.

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


                                             CONSIL CORP.
                                   -------------------------------
                                             (Registrant)



Date:  November 12, 1998       By:  /s/ George R. Johnson
                                  --------------------------------
                                  George R. Johnson
                                  President, Chairman of the Board
                                  and Director




Date:  November 12, 1998       By:  /s/ David F. Wolfe
                                  --------------------------------
                                  David F. Wolfe
                                  Treasurer (principal accounting
                                  and financial officer)

                          CONSIL CORP.

          Form 10Q  -  Period Ending September 30, 1998

                          EXHIBIT LIST



 Exhibit No.                            Description
 -----------                  -------------------------------

     27                       Financial Data Schedule