Form 10-K405
period 1998-12-31
CONSIL CORP
filed 1999-03-25
CIK 23778

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 1998

Commission File No.     0-4846-3
                   ------------------------------------------------------------

                           CONSIL CORP.
        ----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Idaho                                             82-0288840
-----------------------------------------------        ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


   6500 Mineral Drive
   Coeur d'Alene, Idaho                                        83815-8788
-----------------------------------------------        ------------------------
(Address of principal executive offices)                       (Zip Code)


(Registrant's telephone number, including area code)   208-769-4100
                                                      ---------------

Securities registered pursuant to Section 12(g) of the Act:

                                                    Name of Each Exchange on
   Title of Each Class                          Which Each Class is Registered
---------------------------------             ----------------------------------
Common stock, no par value                          Vancouver Stock Exchange
                                                       OTC Bulletin Board

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes    XX     No
                                                 --------     -----

     Indicate  by  check  mark if disclosure of delinquent  filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's voting common stock held by nonaffiliates was $1,055,812 at December 23, 1998, the date last traded on the Vancouver Stock Exchange as of February 26, 1999. As of February 26, 1999, there were 9,449,707 shares of the registrant's common stock outstanding.

                                     PART I

Item 1.   BUSINESS

     (a) ConSil Corp., formerly Consolidated Silver Corporation (the Company or ConSil), held mineral properties in Shoshone County, Idaho known as the Silver Summit mine. On November 14, 1995, the Company's stockholders approved the sale of its interest in the Silver Summit mine and adjacent mining properties located in Shoshone County, Idaho to Sunshine Precious Metals, Inc. for a cash payment of $750,000, plus a variable production royalty tied to the price of silver.

     Following the sale of the Company's Silver Summit mine in 1995, the Company was actively involved in exploration and acquisition activities primarily in Mexico. (See Note 2 of Notes to Consolidated Financial Statements.) The Company was unsuccessful in its exploration and acquisition activities, and since the fourth quarter of 1997, the Company has been inactive.

     (b)  No information is presented as to Industry Segments.

     (c) The Company has no patents, licenses, franchises or concessions which are considered by the Company to be of importance. The business is not of a seasonal nature. Since the potential products (primarily silver) are traded on the open market, the Company has no control over the competitive conditions in the industry.

      The  Company  has  spent no funds during the past three  fiscal  years  on mineral research activities relating to the development of new products or services or the improvement of existing products or services. However, the Company incurred exploration expenses of approximately $646,000 in 1996 associated with its Ojo Caliente and Sombrerete projects which were eventually unsuccessful. In 1997, the Company received a net credit to exploration expense of approximately $30,000 and there were no exploration expenses incurred in 1998.

      There are numerous federal, state and local laws and regulations in the United States and Mexico related to environmental protection, which have direct application to mining and milling activities. The more significant of these laws deal with mined land reclamation and wastewater discharge from mines and milling operations. The Company does not believe that these laws and regulations, as presently enacted, will have a direct material adverse effect on its results of operations, financial condition, or cash flows.

      The Company currently has no employees. Certain administrative services are provided by employees of Hecla Mining Company (Hecla), the majority stockholder of the Company.

      (d) For geographic information, see Note 8 of Notes to Consolidated Financial Statements.

Item 2.   PROPERTY

     In 1995, stockholders approved the sale of all of the Company's interest in the Silver Summit mine, plant, equipment and all patented and unpatented mining properties located in Shoshone County, Idaho, to Sunshine Precious Metals, Inc. for a cash payment of $750,000 plus a variable production royalty tied to the price of silver. The Silver Summit mine property is not currently producing minerals such that the Company would be entitled to production royalties from Sunshine Precious Metals, Inc.

     Following the sale of the Company's Silver Summit mine in 1995, the Company was actively involved in exploration and acquisition activities primarily in Mexico. (See Note 2 of Notes to Consolidated Financial Statements.) The Company was unsuccessful in its exploration and acquisition activities, and since the fourth quarter of 1997, the Company has become inactive.

Item 3.   LEGAL PROCEEDINGS

     There are no pending legal proceedings.

Item 4.   MATTERS VOTED ON BY SECURITY HOLDERS

     Not applicable.

                                     PART II

Item 5.   MARKET  FOR  THE  REGISTRANT'S COMMON EQUITY AND  RELATED  STOCKHOLDER
          MATTERS

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

      The following table sets forth the high and low bid prices for the Company's common stock, as reported by the Spokane Quotation Service for the quarterly periods indicated. The prices reported by the Spokane Quotation Service represent prices between dealers, which do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                              Bid
                                              ----
                                      High           Low
                                      ----           ---
     1998
           First Quarter            $   .55        $   .30
           Second Quarter               .48            .30
           Third Quarter                .30            .15
           Fourth Quarter               .20            .15

     1997
           First Quarter            $  1.60        $   .75
           Second Quarter              1.50            .90
           Third Quarter                .95            .65
           Fourth Quarter               .35            .30

      The number of holders of record of the Company's common stock as of December 31, 1998 was 3,270. At December 31, 1998, Hecla held 7,418,300, or 78.503%, shares of the Company's outstanding common stock.

     There have been no dividends declared or paid since the Company's inception in 1969 and the Company does not expect to declare dividends in the foreseeable future.







                                       -4

Item 6.   SELECTED FINANCIAL DATA(1)


                                                 Years Ended December 31,
                                 ---------------------------------------------------------
                                   1998        1997        1996        1995         1994
                                 ---------   ---------   ---------   ---------   ----------
     Revenues                    $  11,434   $     280   $   3,678   $ 794,319   $   30,808
                                 =========   =========   =========   =========   ==========
     Net  loss                   $ (79,962)  $(537,017)  $(913,011)  $(514,731)  $  (30,179)
                                 =========   =========   =========   =========   ==========
     Basic and diluted loss
        per  common share        $   (0.01)  $   (0.06)  $   (0.10)  $   (0.06)  $      - -
                                 =========   =========   =========   =========   ==========
     Total assets                $  27,356   $ 114,838   $ 472,970   $ 748,438   $  768,022
                                 =========   =========   =========   =========   ==========
     Long-term debt              $     - -   $     - -   $     - -   $     - -   $      - -
                                 =========   =========   =========   =========   ==========
     Note and interest
        payable to Hecla         $ 847,250   $ 777,420   $ 517,901   $     - -   $      - -
                                 =========   =========   =========   =========   ==========
     Accounts payable to
       Hecla                     $ 247,762   $ 318,865   $ 362,802   $ 279,598   $    1,286
                                 =========   =========   =========   =========   ==========
     Redeemable preferred
       stock                     $     - -   $     - -   $     - -   $     - -   $1,250,000
                                 =========   =========   =========   =========   ==========
     Cash dividends              $     - -   $     - -   $     - -   $     - -   $      - -
                                 =========   =========   =========   =========   ==========

     (1) Following the sale of the Company's Silver Summit mine in 1995, the  Company  was actively involved in exploration and  acquisition
     activities.   The  Company was unsuccessful in its exploration  and
     acquisition activities, and since the fourth quarter of  1997,  the
     Company has become inactive.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

1998 vs. 1997
-------------

      The Company reported a net loss of $79,962, or $0.01 per share, for the year ended December 31, 1998, compared to a net loss of $537,017, or $0.06 per share, in the comparable period in 1997. The decrease in the net loss was primarily due to decreases in general and administrative expenses of $329,182, decreased exploration and acquisition expenses of $105,848, a decreased income tax provision of $16,687, and increased interest and other revenue of $11,154. These decreases were partly offset by an increase in interest expense of $10,311 on the note payable to Hecla (see Note 4 of Notes to Consolidated Financial Statements). The decrease in the net loss can be attributed principally to the Company terminating its exploration and acquisition activities at the end of 1997.

1997 vs. 1996
-------------

      The Company reported a net loss of $537,017 or $0.06 per share, for the year ended December 31, 1997, compared to a net loss of $913,011, or $0.10 per share, in the comparable period in 1996. The decrease in the net loss was primarily due to a decrease in exploration and acquisition expenditures of $540,589, most notably for the Ojo Caliente and Sombrerete properties. This decrease was partially offset by a tax provision in 1997 of $16,687 compared to a $101,110 benefit in 1996 and an increase in interest expense of $41,618 in 1997.

FINANCIAL CONDITION AND LIQUIDITY

      At December 31, 1998, assets totaled $27,356 and stockholders' deficit totaled $1,067,656. Cash and cash equivalents decreased by $27,031 to $11,236 at December 31, 1998 from $38,267 at December 31, 1997. Operating activities used $27,031 of cash during the year ended December 31, 1998. The primary uses of cash for operating activities were for funding general and administrative expenses.

      Working capital decreased by $71,962 during 1998, from a negative $995,694 at December 31, 1997 to a negative $1,067,656 at December 31, 1998. The decrease in working capital was primarily the result of funding general and administrative costs.

      The Company's planned 1999 expenditures include the necessary expenditures to maintain the current inactive status of the Company. The Company intends to finance these planned expenditures partially through existing cash and cash equivalents and additional borrowings under a loan agreement with Hecla. On December 31, 1998, ConSil and Hecla entered into a sixth amendment to the loan agreement (see Note 4 of Notes to Consolidated Financial Statements) which extended the due date to March 31, 2000. As of December 31, 1998, $700,000 was payable to Hecla, excluding accrued interest of $147,250, under the loan agreement. Any further exploration projects, potential acquisitions or even limited operations are subject to ConSil being able to raise funds from external sources.

      The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. Included in current liabilities is a $700,000 note payable to Hecla which is due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2000. If other sources of funds are unavailable, Hecla has committed to fund the reasonable minimum financial requirements of the Company through March 31, 2000.

YEAR 2000

     The Company has completed an assessment of its Year 2000 Compliance issues, and based upon the limited activity of the Company, the Company does not believe Year 2000 Compliance issues will be material to the Company.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

      At December 31, 1998, the Company's note payable to Hecla (refer to Note 4 of Notes to Consolidated Financial Statements) was subject to changes in market interest rates. However, due to the short-term nature of the debt, the Company's management does not believe it is at material risk with respect to changes in market interest rates.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 14 for index of Financial Statements and Supplemental Data filed herewith.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders of
ConSil Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of ConSil Corp. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Spokane, Washington
February 8, 1999

                                  CONSIL CORP.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997
                                   -----------

                                     ASSETS

                                                          1998             1997
                                                       -----------      -----------
Current assets:
 Cash and cash equivalents                             $    11,236      $    38,267
 Other receivables                                             120           60,571
 Income tax refund receivable                               16,000            8,000
                                                       -----------      -----------

      Total current assets                                  27,356          106,838
                                                       -----------      -----------

Deferred income taxes                                          - -            8,000
                                                       -----------      -----------

      Total assets                                     $    27,356      $   114,838
                                                       ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable - Hecla Mining Company               $   247,762      $   318,865
 Accounts payable - trade                                      - -            6,247
 Accrued interest payable - Hecla Mining Company           147,250           77,420
 Note payable - Hecla Mining Company                       700,000          700,000
                                                       -----------      -----------

      Total current liabilities                          1,095,012        1,102,532
                                                       -----------      -----------

Commitments (Notes 2, 4, and 9)

Stockholders' deficit:
 Preferred stock; $0.25 par value; authorized
   10,000,000 shares; issued and outstanding, none             - -              - -
 Common stock; no par value; authorized
   100,000,000 shares; issued 9,455,689 shares           2,111,675        2,111,675
 Accumulated deficit                                    (3,175,870)      (3,095,908)
 Less: Common stock reacquired at cost;
   1998 and 1997 - 5,982 shares                             (3,461)          (3,461)
                                                       -----------      -----------

      Total stockholders' deficit                       (1,067,656)        (987,694)
                                                       -----------      -----------

      Total liabilities and stockholders' deficit      $    27,356      $   114,838
                                                       ===========      ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                  CONSIL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 1998, 1997 and 1996
                                  -------------

                                                 1998            1997            1996
                                             ------------    ------------    ------------
Revenue:
   Interest                                  $      6,206    $        280    $      3,526
   Transfer fees                                      - -             - -             152
   Other                                            5,228             - -             - -
                                             ------------    ------------    ------------
                                                   11,434             280           3,678
                                             ------------    ------------    ------------
Expenses:
   General and administrative                      21,566         350,748         347,714
   Exploration and acquisition                        - -         105,848         646,437
   Depreciation                                       - -           4,495           5,747
   Interest expense on note payable to
      Hecla Mining Company                         69,830          59,519          17,901
                                             ------------    ------------    ------------
                                                   91,396         520,610       1,017,799
                                             ------------    ------------    ------------

Loss before income taxes                          (79,962)       (520,330)     (1,014,121)

Income tax provision (benefit)                        - -          16,687        (101,110)
                                             ------------    ------------    ------------

Net loss                                     $    (79,962)   $   (537,017)   $   (913,011)
                                             ============    ============    ============

Basic and diluted loss per common share      $      (0.01)   $      (0.06)   $      (0.10)
                                             ============    ============    ============

Weighted average number of
   common shares outstanding                    9,449,707       9,449,753       9,450,691
                                             ============    ============    ============



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                  CONSIL CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the years ended December 31, 1998, 1997 and 1996

                                -----------------

                                                         1998            1997            1996
                                                     ------------    ------------    ------------
Operating activities:
  Net loss                                           $    (79,962)   $   (537,017)   $   (913,011)
  Noncash elements included in net loss:
     Depreciation                                             - -           4,495           5,747
     Deferred income tax provision (benefit)                8,000          (8,000)         99,000
     Prepaid and deferred legal and financing
       costs expensed                                         - -          32,704             - -
     Loss on sale of equipment                                - -           1,158             - -
  Change in:
     Other receivables                                     60,451          10,060         (69,221)
     Income tax refund receivable                          (8,000)        202,816        (164,472)
     Prepaid and deferred expenses                            - -             - -            (611)
     Accounts payable                                     (77,350)        (65,980)        123,079
     Accrued interest payable on note to
       Hecla Mining Co.                                    69,830          59,519          17,901
                                                     ------------    ------------    ------------
  Net cash used by operating activities                   (27,031)       (300,245)       (901,588)
                                                     ------------    ------------    ------------

Investing activities:
  Proceeds from sale of equipment                             - -          18,296             - -
  Acquisition of equipment                                    - -             - -         (39,410)
                                                     ------------    ------------    ------------
  Net cash provided (used) by investing activities            - -          18,296         (39,410)
                                                     ------------    ------------    ------------

Financing activities:
  Deferred stock offering costs                               - -             - -         (24,136)
  Proceeds from note payable to Hecla Mining Co.              - -         369,999         500,000
  Acquisition of treasury stock                               - -             - -          (3,437)
  Repayment of note payable to Hecla Mining Co.               - -        (169,999)            - -
                                                     ------------    ------------    ------------
  Net cash provided by financing activities                   - -         200,000         472,427
                                                     ------------    ------------    ------------
Net decrease in cash and cash equivalents                 (27,031)        (81,949)       (468,571)

Cash and cash equivalents at beginning
  of year                                                  38,267         120,216         588,787
                                                     ------------    ------------    ------------

Cash and cash equivalents at end of year             $     11,236    $     38,267    $    120,216
                                                     ============    ============    ============

Supplemental disclosure of cash flow information:
  Cash paid (received) for income taxes              $         30    $   (178,129)   $    (35,638)
                                                     ============    ============    ============

For noncash financing activities see Note 6

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                  CONSIL CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

              For the Years Ended December 31, 1998, 1997 and 1996
                               -------------------


                                                                               Discount
                                   Preferred Stock          Common Stock          on
                                 --------------------  ----------------------   Common      Capital    Accumulated   Treasury
                                  Shares     Amount      Shares      Amount      Stock      Surplus       Deficit      Stock
                                 --------  ----------  ----------  ----------  ---------  -----------  ------------  --------
BALANCES,
  December 31, 1995                  - -    $    - -    9,455,689  $  945,569  $(190,709) $ 1,356,815   $(1,645,880) $   (24)

Net loss                                                                                                   (913,011)

Acquisition of treasury stock                                                                                         (3,437)
                                 -------    --------    ---------  ----------  ---------  -----------   -----------  -------

BALANCES,
  December 31, 1996                  - -         - -    9,455,689     945,569   (190,709)   1,356,815    (2,558,891)  (3,461)

Net loss                                                                                                   (537,017)

Change in equity accounts
 due to change to no par
  value  common stock                - -         - -          - -   1,166,106    190,709   (1,356,815)          - -      - -
                                 -------    --------    ---------  ----------  ---------  -----------   -----------   ------

BALANCES,
  December 31, 1997                  - -         - -    9,455,689   2,111,675        - -          - -    (3,095,908)  (3,461)

Net loss                                                                                                    (79,962)
                                 -------    --------    ---------  ----------  ---------  -----------   -----------  -------

BALANCES,
  December 31, 1998                  - -    $    - -    9,455,689  $2,111,675  $     - -  $       - -   $(3,175,870) $(3,461)
                                 =======    ========    =========  ==========  =========  ===========   ===========  =======


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                  CONSIL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ConSil Corp. (the Company or ConSil), formerly Consolidated Silver Corporation, and its wholly owned subsidiary, Minera ConSil, S.A. de C.V. (formed on December 20, 1995) currently have no operating properties. The Company is currently inactive.

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

      At December 31, 1998, the Company had 9,449,707 common shares outstanding of which Hecla Mining Company (Hecla, the majority stockholder of the Company) owned 7,418,300 shares or 78.503% of the outstanding shares.

      The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At December 31, 1998, the Company had negative working capital of $1,067,656 and a stockholders' deficit of $1,067,656. Included in current liabilities is a $700,000 note payable to Hecla which is due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2000. If other sources of funds are unavailable, Hecla has committed to fund the reasonable minimum financial requirements of the Company through March 31, 2000.

EXPLORATION

     Exploration costs are charged to operations as incurred.

BASIC AND DILUTED LOSS PER COMMON SHARE

      Basic earnings per share (EPS) is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in 1998, 1997, and 1996, potentially dilutive securities were excluded from the calculation of diluted EPS as they were anti-
dilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in 1998, 1997, and 1996.

CASH EQUIVALENTS

      The  Company  considers cash equivalents to be highly  liquid  investments purchased with a remaining maturity of three months or less. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with institutions of high credit-worthiness.

INCOME TAXES

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

ACCOUNTING FOR STOCK OPTIONS

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


2.   Mineral Rights

      In December 1995, the Company purchased from Hecla its interest in the Ojo Caliente exploration project located near the town of Zacatecas in the state of Zacatecas, Mexico, for $706,822.

      The Company had a commitment to spend minimum amounts on exploration and development at the Ojo Caliente exploration project. On April 10, 1997, ConSil, through its wholly owned subsidiary Minera ConSil, terminated its agreement with Minera Portree regarding the Ojo Caliente project. The agreement provided that
Minera ConSil return all the concessions to Minera Portree upon such termination. All such concessions have been returned.

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

3.   INCOME TAXES

      The components of the Company's income tax provision (benefit) for the years ended December 31, 1998, 1997 and 1996 are as follows:

                          1998         1997        1996
                       ---------    ---------   ---------

     Current:
          Federal      $     - -    $     - -   $(173,869)
          State           (8,000)      24,687     (26,241)
                       ---------    ---------   ---------

                          (8,000)      24,687    (200,110)
                       ---------    ---------   ---------

     Deferred:
          Federal            - -          - -      80,000
          State            8,000       (8,000)     19,000
                       ---------    ---------   ---------
                           8,000       (8,000)     99,000
                       ---------    ---------   ---------
          Total        $     - -    $  16,687   $(101,110)
                       =========    =========   =========


      The income tax provision (benefit) for the years ended December 31, 1998, 1997 and 1996 differs from the amounts which would be provided by applying the statutory federal income tax rate to the loss before income taxes. The reasons for the differences are as follows:

                            1998                   1997                    1996
                      ----------------        ----------------        ----------------

Computed "statutory"
  benefit              $ (27,187)  (34)%       $(176,912)  (34)%       $(344,801)  (34)%
Effect of other
  expenses                   - -   - -            (1,952)   (1)           (4,490)  - -
Change in valuation
  allowance due to
  uncertainty of
  recovery of deferred
  tax assets              27,187    34           216,244    42           255,422    25
Effect of state
  income taxes               - -   - -           (20,693)   (4)           (7,241)   (1)
                       ---------   ---         ---------   ---         ---------   ---

                       $     - -   - -         $  16,687     3%        $(101,110)  (10)%
                       =========   ===         =========   ===         =========   ===


      At December 31, 1998 and 1997, the Company had the following deferred tax asset:
                                                    1998         1997
                                                 ---------    ---------
          Net operating loss carryforwards
            and capitalized exploration
            costs                                $  696,567   $ 677,380
          Valuation allowance                      (696,567)   (669,380)
                                                 ----------   ---------
          Net deferred tax asset                 $      - -   $   8,000
                                                 ==========   =========

      The change in the valuation allowance during the years ended December 31, 1998, 1997 and 1996 is as follows:

                                          1998      1997      1996
                                        --------  --------- ---------
     Balance,
       beginning of year                $669,380  $453,136  $197,714
     Change due to
       utilization/nonutilization
       of net operating loss
       carryforwards                      27,187   216,244   255,422
                                        --------  --------  --------
     Balance, end of year               $696,567  $669,380  $453,136
                                        ========  ========  ========

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

      At December 31, 1998, the Company had federal and state net operating loss carryforwards of $667,000 substantially all of which will expire in the year 2012.

4.   NOTE PAYABLE

      On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000. Under the terms of the loan agreement, ConSil agreed to pay interest on the outstanding balance at the prime interest rate plus one and one-half percent. The loan was payable upon demand by Hecla, and was due in its entirety on or before December 31, 1996. The loan agreement places certain restrictions on the Company, including restrictions on assets, indebtedness, increases in compensation, loans or advances to shareholders, directors, or employees, capital stock, and hiring of new employees. These restrictions can be altered with the prior consent of Hecla. This loan agreement was subsequently amended on six separate occasions, increasing the amount available to borrow to $725,000 and extending the repayment date until March 31, 2000 with all other terms remaining substantially identical to the original loan agreement. At December 31, 1998, the Company was in compliance with the restrictions under the loan agreement. At December 31, 1998, there was $700,000 outstanding under the loan agreement with Hecla, having an interest rate of 9.25%, and accrued interest due to Hecla totaling $147,250. Interest expense related to this note for the years ended December 31, 1998, 1997, and 1996 was $69,830, $59,519, and $17,901, respectively.

5.   COMMON STOCK

      At the Company's annual meeting on March 17, 1997, Hecla, beneficial owner of 78.503% of the outstanding common stock, voted all of its shares in favor of amending the Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock from 20,000,000 shares, $.10 par value, to 100,000,000 shares, no par value.

6.   RELATED PARTY TRANSACTIONS

      In addition to related party transactions described in Notes 2, 4 and 5, during the years ended December 31, 1998, 1997 and 1996, general and administrative expenses of $279, $16,387, and $24,773, respectively, were charged to the Company by Hecla. Also, during the year ended December 31, 1997, the Company sold its remaining fixed assets to Hecla at net book value ($14,655), in partial settlement of amounts due to Hecla.

      As of January 1, 1997, Hecla and the Company's president at the time, Mr. Ralph R. Noyes, entered into a Stock Option Agreement which revised a prior agreement dated November 14, 1995, whereby Hecla granted Mr. Noyes the following options to purchase the Company's common stock which is currently owned by
Hecla:

                      Option
                      Price              Shares
                    -----------        ---------
                          $0.10          200,000
                           0.50          225,000  (1)
                           1.00          225,000  (2)
                    -----------        ---------
                    $0.10-$1.00          650,000
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

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The estimated fair values of financial instruments are as follows:

                                                  December 31,
                                     --------------------------------------
                                           1998                1997
                                     ------------------  ------------------
                                     Carrying    Fair    Carrying    Fair
                                     Amounts    Value    Amounts    Value
                                     --------  --------  --------  --------
Financial assets:
  Cash and cash equivalents          $ 11,236  $ 11,236  $ 38,267  $ 38,267
  Accounts and other
   receivables                            120       120    60,571    60,571
  Income tax refund
   receivable                          16,000    16,000     8,000     8,000
Financial liabilities:
  Current liabilities                 395,012   395,012   402,532   402,532
  Note payable                        700,000   700,000   700,000   700,000

      Due to the nature of cash and cash equivalents, receivables, and current liabilities, the fair value approximates their carrying amounts. The fair value of the note payable approximates its carrying value due to the term and variable interest rate associated with the note.

8.   GEOGRAPHIC SEGMENTS

      In  June  1997, Statement of Financial Accounting Standards No. 131  (SFAS
131), "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The tables below present information about the Company's single industry segment as of and for the years ended December 31:

                                   1998          1997          1996
                                -----------   -----------  ----------
Net income (loss)
      United States             $ (86,603)    $(428,319)   $(362,585)
      Mexico                        6,871      (105,848)    (442,976)
      Canada                         (230)       (2,850)    (107,450)
                                ---------     ---------    ---------
                                $ (79,962)    $(537,017)   $(913,011)
                                =========     =========    =========
Identifiable assets(1)
   Equipment:
      United States             $     - -     $     - -    $  18,710
      Mexico                          - -           - -          - -
      Canada                          - -           - -       19,893
                                ---------     ---------    ---------
                                $     - -     $     - -    $  38,603
                                =========     =========    =========
General corporate assets(1)
      United States             $  25,033     $  48,010    $ 327,838
      Mexico                          453        60,265       66,446
      Canada                        1,870         6,563       40,083
                                ---------     ---------    ---------
                                $  27,356     $ 114,838    $ 434,367
                                =========     =========    =========

          (1) Identifiable assets of each country are those that are directly identified with those operations. General corporate assets consist primarily of cash and cash equivalents and miscellaneous and income tax refund receivables.

9.   Lease Commitment

      In 1996, the Company entered into leases for office space and equipment. All leases are operating leases with maturity dates between May 1999, and January 2000. In January 1997, all leases were assumed by an assignee and the Company has no further obligations under the lease agreements. During 1998, 1997, and 1996, the Company incurred rent expense of $0, $2,409, and $22,751, respectively.

10. RECONCILIATION OF U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) TO CANADIAN GAAP

      The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles as practiced in the United States. The differences between U.S. GAAP and Canadian GAAP and the effects on stockholders' deficit at December 31, 1998 and 1997 and the net loss for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                           1998          1997
                                        -----------    ---------
Total stockholders' deficit at
   December 31, per U.S. generally
   accepted accounting principles       $(1,067,656)   $(987,694)

Adjustments to conform with Canadian
   generally accepted accounting
   principles:
      Deferred income tax assets                - -       (8,000)
                                        -----------    ---------

Total stockholders' deficit at
   December 31, per Canadian
   generally accepted accounting
   principles                           $(1,067,656)   $(995,694)
                                        ===========    =========


                                           1998          1997          1996
                                        -----------   ----------    ----------
Net loss for the year ended
   December 31, per U.S. generally
   accepted accounting principles       $  (79,962)   $ (537,017)   $ (913,011)

Adjustments to conform with Canadian
   generally accepted accounting
   principles:
      Deferred income tax (provision)
      benefit                                8,000        (8,000)       99,000
                                        ----------    ----------    ----------

Net loss for the year ended
   December 31, per Canadian
   generally accepted accounting
   principles                           $  (71,962)   $ (545,017)   $ (814,011)
                                        ==========    ==========    ==========

11.  BASIC AND DILUTED LOSS PER COMMON SHARE

      In accordance with SFAS 128, the following table presents a reconciliation of the numerators (net loss) and denominators (shares) used in the basic and diluted loss per common share computations for the years ended December 31, 1998, 1997 and 1996.

                                   1998                                 1997                                  1996
                     ------------------------------------------------------------------------------------------------------------
                                             Per Share                             Per Share                            Per Share
                       Net Loss    Shares      Amount        Net Loss    Shares      Amount      Net Loss     Shares      Amount
                     ------------------------------------------------------------------------------------------------------------
Net loss             $ (79,962)                            $ (537,017)                         $ (913,011)

Basic loss           $ (79,962)   9,449,707   $ (0.01)     $ (537,017)  9,449,753   $ (0.06)   $ (913,011)   9,450,691   $ (0.10)
                     =========    =========   =======      ==========   =========   =======    ==========    =========   =======

Effect of dilutive
 securities(1)

Diluted loss         $ (79,962)   9,449,707   $ (0.01)    $ (537,017)   9,449,753   $ (0.06)   $ (913,011)   9,450,691   $ (0.10)
                     =========    =========   =======     ==========    =========   =======    ==========    =========   =======


                     (1) Dilutive Securities

                           As of December 31, 1998, and 1997, there were 180,000 shares available for issue under  granted stock options.  These options were not included  in the computation of  diluted loss  per common share as a loss was incurred in each of these years, and their inclusion would be antidilutive.

12.  STOCK OPTION PLANS

      At December 31, 1998, officers, key employees and directors had been granted options to purchase common shares under stock option plans described below. The Company has adopted the disclosure-only provisions of SFAS 123. No compensation expense was recognized under these plans in 1998 or 1997 for options granted under the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's loss and per share loss applicable to common shareholders for the year ended December 31, 1998, and 1997, would have been increased to the pro forma amounts indicated below:

                                               1998      1997
                                               ----      ----

     Loss applicable to common shareholders:
          As reported                         $79,962   $537,017
          Pro forma                           $79,962   $565,027
     Loss applicable to common shareholders
     per share:
          As reported                         $  0.01   $   0.06
          Pro forma                           $  0.01   $   0.06

      There were no options granted in 1998. The fair market value of each option granted in 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

          Expected dividend yield                    0.00%
          Expected stock price volatility           93.23%
          Risk-free interest rate                    6.42%
          Expected life of options                     5.0  years

The grant date fair value of options granted in 1997 was $0.65.

      In 1997, the shareholders of the Company approved two stock option plans. The ConSil Stock Option Plan provides for stock-based grants to selected officers, directors and other key employees. The ConSil Corp. Incentive Stock Option Plan provides for stock-based grants to participating employees. The option price of stock options issued under the Incentive Stock Option Plan may not be less than the fair market value on the date of grant. The terms of the options under either plan shall be no longer than five years from the date of grant. During 1998, there were no options granted under either plan. During 1997, 180,000 options to acquire shares were granted to the Company's directors under the ConSil Corp. Stock Option Plan. Of the options granted, 60,000 expired due to the resignation of a director. Under the ConSil Corp. Incentive Stock Option Plan 335,000 options to acquire shares were granted to the Company's officers. Resignations of officers caused 275,000 of these options to expire. At December 31, 1998, there were 765,000 shares available for grant under the plans.

      Transactions concerning stock options pursuant to both of the above-described plans are summarized as follows:

                                                            Exercise
                                                 Shares       Price
                                                --------    ---------
     Outstanding, December 31, 1996                  - -         - -
        Granted                                  515,000       $0.87
        Exercised                                    - -         - -
        Expired                                 (335,000)      $0.87
                                                --------
     Outstanding, December 31, 1997 and 1998     180,000       $0.87
                                                ========

      All of the options outstanding as of December 31, 1998 are fully exercisable and have a remaining life of 3.0 years. There were no amounts charged to operations related to the plans in 1998 and 1997.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated herein by reference to Item 12 of this report.

Item 11.   EXECUTIVE COMPENSATION

      Reference is made to the information set forth under the caption "Remuneration and Other Compensation of Management" in the Information Statement filed pursuant to Regulation 14C, which information is incorporated herein by reference.

      The Company's policy during 1996 was to compensate the Company's Board of Directors with an annual retainer of $750 and a meeting fee of $200 per meeting attended in person. No directors were compensated pursuant to this policy during 1998 or 1997.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  Security ownership of certain beneficial owners as of March 1, 1999:

   Title           Name and              Amount and           Percent
     of            Address of             Nature of             of
   Class        Beneficial Owner      Beneficial Ownership     Class
------------  --------------------  ------------------------ ----------

Common Stock  Hecla Mining Company
              Coeur d'Alene, Idaho      7,418,300 shares       78.503

     (b)  Security ownership of management as of March 1, 1999:

                                                                  Common Shares
                                                  Year First    Owned Beneficially,
                                                  Elected As  Directly or Indirectly,    Percent
          Name                               Age  A Director    as of March 1, 1999    of Class (5)
          ----                               ---  ----------  -----------------------  ------------

   Charles F. Asher (1)                      77     1992           60,000                 *
   Director  since 1992, Mr. Asher  is
   President   of   Plainview   Mining
   Company   and  has  served   as   a
   director     of    Merger     Mines
   Corporation  and Verna  Mae  Mining
   since 1987.

   Nigel P.H. Cave                           31     1997              -0-                 *
   Secretary since 1997.  Attorney  at
   Law, Ladner Downs since 1993.


                                                                  Common Shares
                                                  Year First    Owned Beneficially,
                                                  Elected As  Directly or Indirectly,    Percent
          Name                               Age  A Director   as of March 1, 1999     of Class (5)
          ----                               ---  ----------  -----------------------  ------------
   George R. Johnson (2)                     50     1997              -0-                 *
   Chairman   and   President    since
   October  1997.   Mr.  Johnson   has
   served  as Vice President  -  Metal
   Mining   of  Hecla  Mining  Company
   since    1996   and   Manager    of
   Operations - Metal Mining of  Hecla
   from 1990 to 1996.

   William J. Weymark (1)                    45     1995           60,000                 *
   Director  since 1995. President  of
   Vancouver   Wharves   since   1996.
   Prior   to   that,  he   was   Vice
   President    of    Operations    of
   Vancouver  Wharves  from  1991   to
   1996.     President   of   Canadian
   Stevedoring  Company   Ltd.   since
   1999.  He  serves on the boards  of
   other   public  Canadian   resource
   companies.

   Michael B. White (3)                      48     1989           61,000                 *
   Vice   President  since  1992   and
   Secretary  from 1982 to 1995.   Mr.
   White   is  Vice  President-General
   Counsel  and  Secretary  of   Hecla
   Mining Company.

   David F. Wolfe (4)                        55     1993              -0-                 *
   Treasurer since 1993.  Mr.
   Wolfe is also Treasurer of
   Hecla Mining Company.

    All Officers and Directors as a Group  (6 Individuals)        181,000                 1.9%

    There are no family relationships between any of the executive officers and directors.

* Less than one percent (1%) of the total issued and outstanding shares of Common Stock.

(1)  Consists  solely of shares subject to options granted under  the  Company's
     Stock Option Plan issued at the rate of $0.87, expiring January 13, 2002.

(2)  Additionally,  Mr.  Johnson is the beneficial owner  of  45,100  shares  of common stock of Hecla Mining Company, the majority shareholder of the Company, including 44,600 options exercisable within 60 days.  The exercise price of these  options is currently greater than the market price of  Hecla  Mining
     Company's common stock.

(3) Includes 60,000 shares subject to options granted under the Company's Stock Option Plan issued at the rate of $0.87, expiring on January 13, 2002. Additionally, Mr. White is the beneficial owner of 54,518 shares of common stock of Hecla Mining Company, the majority shareholder of the Company, including 53,900 options exercisable within 60 days. The exercise price of these options is currently greater than the market price of Hecla Mining Company's common stock.

(4) Additionally, Mr. Wolfe is the beneficial owner of 12,050 shares of common stock of Hecla Mining Company, the majority shareholder of the Company, including 12,000 options exercisable within 60 days. The exercise price of these options is currently greater than the market price of Hecla Mining Company's common stock.

(5) In addition to the 9,449,707 shares of common stock currently outstanding, the 180,000 shares subject to options granted under the Company's Stock Option Plan were deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the common stock owned by such persons.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  (1)  Index to Consolidated Financial Statements:

                                                          Page
                                                          ----

     Report of Independent Accountants                     8

     Consolidated Balance Sheets at December 31, 1998
        and 1997                                           9

     Consolidated Statements of Operations for the
        Years Ended December 31, 1998, 1997 and 1996       10

     Consolidated Statements of Cash Flows for the
        Years Ended December 31, 1998, 1997 and 1996       11

     Consolidated Statements of Changes in Stockholders'
        Deficit for the Years Ended December 31, 1998,
        1997 and 1996                                      12

     Notes to Consolidated Financial Statements            13

     (b)  Reports on Form 8-K

          None.

     (c)  Exhibits

                The exhibit numbers in the following list correspond to the numbers assigned to such Exhibits in Item 601 of Regulation S-K.

          Number    Description of Exhibits
          ------    -----------------------

          27         Financial Data Schedule

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1999.

                              CONSIL CORP.



                              By:  /s/ George R. Johnson
                                 --------------------------------
                                   George R. Johnson,
                                   President, Chairman of
                                   the Board, and Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 /s/ George R. Johnson  3/25/99     /s/ Michael B. White  3/25/99
-------------------------------    ------------------------------
George R. Johnson         Date     Michael B. White          Date
President, Chairman of the         Vice President
Board and Director                 Director
(principal executive officer)



 /s/ David F. Wolfe     3/25/99     /s/ Charles F. Asher  3/25/99
-------------------------------    ------------------------------
David F. Wolfe            Date     Charles F. Asher          Date
Treasurer (principal accounting    Director
and financial officer)



 /s/ William J. Weymark 3/25/99
-------------------------------
William J. Weymark        Date
Director

                   LIST OF EXHIBITS TO BE FILED WITH THIS 10-K




              Number    Description of Exhibits
              ------    -----------------------


                27      Financial Data Schedule