Form 10-Q
period 1999-03-31
CONSIL CORP
filed 1999-05-05
CIK 23778

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-Q

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999



Commission file number      0-4846-3
                     ----------------------------------------------------------

                                CONSIL CORP.
            -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Idaho                                          82-0288840
----------------------------------------        -------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

  6500 Mineral Drive
  Coeur d'Alene, Idaho                                    83815-8788
----------------------------------------        -------------------------------
 (Address of principal executive offices)                (Zip Code)

                                 208-769-4100
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for at least the past 90 days.    Yes  XX .  No
                                                  -----       ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                               Outstanding April 30, 1999
--------------------------------------          -------------------------------
Common stock, no par value                             9,449,707 shares

                                  CONSIL CORP.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999


                                    I N D E X
                                   ----------*

                                                            Page
                                                            ----
PART I. - Financial Information

   Item l -   Consolidated Balance Sheets - March 31,
              1999 and December 31, 1998                     3

          -   Consolidated Statements of Operations -
              Three Months Ended March 31, 1999 and 1998     4

          -   Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1999 and 1998     5

          -   Notes to Consolidated Financial Statements     6

   Item 2 -   Management's Discussion and Analysis of
              Financial Condition and Results of Operations  7


PART II. - Other Information

   Item 1 -   Legal Proceedings                              10

   Item 6 -   Exhibits and Reports on Form 8-K               10



*  Items omitted are not applicable

                         PART I - FINANCIAL INFORMATION

                                  CONSIL CORP.

                     Consolidated Balance Sheets (Unaudited)


                                              March 31,   December 31,
                                                 1999       1998
                                              ----------- ----------
                                     ASSETS
Current assets:
 Cash and cash equivalents                    $   3,514   $  11,236
 Other receivables                                  491         120
 Income tax refund receivable                    16,000      16,000
                                              ---------   ---------

         Total current assets                    20,005      27,356
                                              ---------   ---------

         Total assets                         $  20,005   $  27,356
                                              =========   =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable - Hecla Mining Company      $ 248,554   $ 247,762
 Accrued interest payable - Hecla
   Mining Company                               163,617     147,250
 Note payable - Hecla Mining Company            700,000     700,000
                                              ---------   ---------

         Total current liabilities            1,112,171   1,095,012
                                              ---------   ---------

Stockholders' deficit:
 Preferred stock; $0.25 par value;
   authorized 10,000,000 shares;
   issued and outstanding, none                     - -         - -
 Common stock; no par value;
   authorized 100,000,000 shares;
   issued 9,455,689 shares                     2,111,675   2,111,675
 Accumulated deficit                          (3,200,380) (3,175,870)
 Less: Common stock reacquired at cost;
         1999 and 1998 - 5,982 shares             (3,461)     (3,461)
                                              ----------   ---------

         Total stockholders' deficit          (1,092,166) (1,067,656)
                                              ----------   ---------

         Total liabilities and stockholders'
           deficit                            $   20,005  $   27,356
                                              ==========  ==========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                  CONSIL CORP.

                Consolidated Statements of Operations(Unaudited)


                                          Three Months Ended
                                    ----------------------------
                                     March 31,       March 31,
                                        1999            1998
                                    ------------    ------------
Revenue:
  Interest                          $         30    $      5,988
  Miscellaneous Income                       - -           5,228
                                    ------------    ------------
                                              30          11,216
                                    ------------    ------------

Expenses:
  Interest expense on note payable
    to Hecla Mining Company               16,367          17,500
  General and administrative               7,377          10,135
  Foreign exchange loss                      796           1,627
                                    ------------    ------------
                                          24,540          29,262
                                    ------------    ------------

Loss before income taxes                 (24,510)        (18,046)
Income tax provision                         - -             - -
                                    ------------    ------------
Net loss                            $    (24,510)    $   (18,046)
                                    ============    ============
Basic and diluted loss per common
  share                             $        nil    $        nil
                                    ============    ============
Cash dividends per share            $        - -    $        - -
                                    ============    ============
Weighted average number of
  common shares outstanding            9,449,707       9,449,707
                                    ============    ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                  CONSIL CORP.

                Consolidated Statements of Cash Flows (Unaudited)


                                            Three Months Ended
                                         -----------------------
                                         March 31,    March 31,
                                            1999         1998
                                         ----------   ----------
Operating activities:
  Net loss                               $  (24,510)   $ (18,046)
  Change in:
    Accounts and other receivables             (371)       60,324
    Accounts payable and accrued
      liabilities                               792     (74,465)
    Accrued interest payable on note to
      Hecla Mining Company                   16,367       17,500
                                         ----------   ----------
  Net cash used by operating activities      (7,722)     (14,687)
                                         ----------   ----------

Net decrease in cash
  and cash equivalents                       (7,722)     (14,687)

Cash and cash equivalents at
  beginning of period                        11,236       38,267
                                         ----------   ----------

Cash and cash equivalents at
   end of period                         $    3,514   $   23,580
                                         ==========   ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                  CONSIL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The notes to the consolidated financial statements as of December 31, 1998, as set forth in ConSil Corp.'s (the Company or ConSil) 1998 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements and are not repeated here. All amounts are in U.S. dollars unless otherwise indicated.

Note 2. The financial information given in the accompanying unaudited interim financial statements reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1998, was derived from the audited consolidated balance sheet described in
          Note 1 above.

Note 3. At March 31, 1999, the Company had 9,449,707 common shares outstanding of which Hecla Mining Company (Hecla, the majority stockholder of the Company) owned 7,418,300 shares or 78.503% of the outstanding shares.

          On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000, due in its entirety on or before December 31, 1996. This loan agreement was subsequently amended on six separate occasions, increasing the amount available to borrow to $725,000 and extending the repayment date until March 31, 2000. As of March 31, 1999, $700,000 was payable to Hecla, excluding accrued interest of $163,617, under the loan agreement.

          The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At March 31, 1999, the Company had negative working capital of $1,092,166 and a stockholders' deficit of $1,092,166. Included in current liabilities are the $700,000 note payable and the related accrued interest due to Hecla which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2000. If other sources of funds

                                  CONSIL CORP.


          are   unavailable,   Hecla  has  committed  to  fund   the  reasonable
          minimum financial requirements of  the Company through March 31, 2000.

Note 4. The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles (GAAP) in the United States. The Company also has regulatory reporting requirements in Canada. There are no differences between U.S. GAAP and Canadian GAAP with respect to stockholders' deficit or net loss at March 31, 1999 or 1998 and the three months then ended.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

          Following the sale of the Company's Silver Summit mine in 1995, the Company was actively involved in exploration and acquisition activities, primarily in Mexico. The Company was unsuccessful in its exploration and acquisition activities, and since the fourth quarter of 1997, the Company has been inactive.

                                  CONSIL CORP.


          RESULTS OF OPERATIONS
          ---------------------

          FIRST THREE MONTHS 1999 COMPARED TO FIRST THREE MONTHS 1998
          -----------------------------------------------------------

          The Company reported a net loss of $24,510, or $0.00 per share, for the quarter ended March 31, 1999 compared to a net loss of $18,046 ($0.00 per share) in the same period in 1998. The increase in the net loss was due primarily to decreases in interest income of $5,958 and miscellaneous income of $5,228. Partially offsetting these unfavorable items, was a decrease in general and administrative expense of $2,758.

          FINANCIAL CONDITION AND LIQUIDITY
          ---------------------------------

          At March 31, 1999, assets totaled $20,005 and stockholders' deficit totaled $1,092,166. Cash and cash equivalents decreased by $7,722 to $3,514 at March 31, 1999 from $11,236 at December 31, 1998.
          Operating activities used $7,722 of cash during the first three months of 1999. The primary use of cash was for funding general and administrative costs.

          Working capital decreased $24,510 during the first three months of 1999, from a negative $1,067,656 at December 31, 1998 to a negative $1,092,166 at March 31, 1999. The decrease in working capital is primarily the result of funding operating losses.

          The Company's planned 1999 expenditures include the necessary expenditures to maintain the current inactive status of the Company. The Company intends to finance planned expenditures partially through existing cash and cash equivalents and additional borrowings under a loan agreement with Hecla. On December 31, 1998, ConSil and Hecla entered into a sixth amendment to the loan agreement (see Note 3 to Notes to Consolidated Financial Statements) which extended the due date to March 31, 2000. As of March 31, 1999, $700,000 was payable to Hecla, excluding accrued interest of $163,617, under the loan agreement. Any further exploration projects, potential acquisitions or even limited operations are subject to ConSil being able to raise funds from external sources.

                                  CONSIL CORP.


          The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At March 31, 1999, the Company had negative working capital of $1,092,166 and a stockholders' deficit of $1,092,166. Included in current liabilities are the $700,000 note payable and the related accrued interest due to Hecla which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2000. If other sources of funds are unavailable, Hecla has committed to fund the reasonable minimum financial requirements of the Company through March 31, 2000.

          YEAR 2000
          ---------

          The Company has completed an assessment of its Year 2000 Compliance issues, and based upon the limited activities of the Company, the Company does not believe Year 2000 Compliance issues will be material to the Company.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

          At  March 31, 1999,  the  Company's  note  payable  to Hecla (refer to
          Note 3 of Notes to Consolidated Financial Statements) was subject to changes in market interest rates. However, due to the short-term nature of the debt, the Company's management does not believe it is at material risk with respect to changes in market interest rates.

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

                                   SIGNATURES
                                   -----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CONSIL CORP.
                                 ----------------------------------------
                                                 (Registrant)



Date:  May 5, 1999               By:    /s/ George R. Johnson
                                    -------------------------------------
                                         George R. Johnson
                                         President, Chairman of the Board
                                         and Director




Date:  May 5, 1999              By:   /s/ David F. Wolfe
                                   --------------------------------------
                                         David F. Wolfe
                                         Treasurer (principal accounting
                                         and financial officer)

                                    CONSIL CORP.

                     Form 10Q  -  Period Ending March 31, 1999

                                    EXHIBIT LIST



 Exhibit No.                          Description
------------                  --------------------------

     27                       Financial Data Schedule