Form 10-Q
period 1999-06-30
CONSIL CORP
filed 1999-08-12
CIK 23778

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                            FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999

Commission file number      0-4846-3
                        ----------------------------------------------



                         CONSIL CORP.
----------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


           Idaho                                82-0288840
---------------------------------       ------------------------------
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)            Identification No.)

  6500 Mineral Drive
  Coeur d'Alene, Idaho                          83815-8788
---------------------------------       ------------------------------
(Address of principal executive offices)        (Zip Code)

                         208-769-4100
----------------------------------------------------------------------
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least
the past 90 days.  Yes  XX . No      .
                       ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                  Outstanding  July  30, 1999
-----------------------------        ---------------------------
Common stock, no par value                 9,449,707 shares

                          ConSil Corp.

                            Form 10-Q

               For the Quarter Ended June 30, 1999



                             Index *
                             -----

                                                            Page
Part I. - Financial Information

   Item l -   Consolidated Balance Sheets - June 30,
              1999 and December 31, 1998                     3

          -   Consolidated Statements of Operations -
              Three Months and Six Months Ended
              June 30, 1999 and 1998                         4

          -   Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1999 and 1998        5

          -   Notes to Consolidated Financial Statements     6

   Item 2 -   Management's Discussion and Analysis of
              Financial Condition and Results of Operations  7


Part II. - Other Information

   Item 1 -   Legal Proceedings                              11

   Item 6 -   Exhibits and Reports on Form 8-K               11




*  Items omitted are not applicable.


                 Part I - Financial Information

                          ConSil Corp.

             Consolidated Balance Sheets (Unaudited)
                         (U.S. Dollars)
                         ______________
                                                   June 30,    December 31,
                                                     1999         1998
                                                   ---------   ------------
                            Assets
Current assets:
  Cash and cash equivalents                        $   5,470   $  11,236
  Other receivables                                       90         120
  Income tax refund receivable                        16,000      16,000
                                                   ---------   ---------

        Total current assets                          21,560      27,356
                                                   ---------   ---------

        Total assets                               $  21,560   $  27,356
                                                   =========   =========


                  Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable - Hecla Mining Company          $ 248,877   $ 247,762
  Accrued interest payable - Hecla Mining Company    180,242     147,250
  Note payable - Hecla Mining Company                711,000     700,000
                                                   ---------   ---------

        Total current liabilities                  1,140,119   1,095,012
                                                   ---------   ---------

Stockholders' deficit:
  Preferred stock; $0.25 par value; authorized
     10,000,000 shares; issued and outstanding, none     - -        - -
  Common stock; no par value; authorized
    100,000,000 shares; issued 9,455,689 shares    2,111,675   2,111,675
  Accumulated deficit                             (3,226,773) (3,175,870)
  Less: Common stock reacquired at cost;
      1999 & 1998 - 5,982 shares                      (3,461)     (3,461)
                                                   ---------   ---------

              Total stockholders' deficit         (1,118,559) (1,067,656)
                                                   ---------   ---------

              Total liabilities and stockholders'
               deficit                             $  21,560   $  27,356
                                                   =========   =========

               The accompanying notes are an integral part
                of the consolidated financial statements.

                               -3-


           Part I - Financial Information (Continued)

                          ConSil Corp.

        Consolidated Statements of Operations (Unaudited)
                         (U.S. Dollars)


                                     Three Months Ended     Six Months Ended
                                    -------------------     -------------------
                                    June 30,   June 30,     June 30,   June 30,
                                      1999       1998         1999       1998
                                    --------   --------     --------   --------
Revenue:
  Interest                          $   - -    $    73      $    30    $ 6,061
  Miscellaneous Income                  - -        - -          - -      5,228
                                    -------    -------      -------    -------
                                        - -         73           30     11,289
                                    -------    -------      -------    -------
Expenses:
  General and administrative          9,474      7,793       16,851     17,928
  Interest expense on note payable
    to Hecla Mining Company          16,625     17,695       32,992     35,195
  Loss on sale of equipment             - -        - -          - -        - -
  Foreign exchange loss                 294        127        1,090      1,754
                                    -------    -------      -------    -------

                                     26,393     25,615       50,933     54,877
                                    -------    -------      -------    -------

Loss before income taxes            (26,393)   (25,542)     (50,903)   (43,588)
Income tax provision                    - -        - -          - -        - -
                                   --------   --------     --------   --------
Net loss                           $(26,393)  $(25,542)    $(50,903)  $(43,588)
                                   ========   ========     ========   ========

Basic and diluted loss per
  common share                    $     nil   $    nil     $  (0.01)  $    nil
                                  =========   ========     ========   ========

Cash dividends per share          $     - -   $    - -     $    - -   $    - -
                                  =========   ========     ========   ========

Weighted average number of
  common shares outstanding       9,449,707   9,449,707    9,449,707  9,449,707
                                  =========   =========    =========  =========

           The accompanying notes are an integral part of the consolidated financial statements.



           Part I - Financial Information (Continued)

                          ConSil Corp.

        Consolidated Statements of Cash Flows (Unaudited)
                         (U.S. Dollars)

                                               Six Months Ended
                                            ----------------------
                                            June 30,      June 30,
                                              1999          1998
                                            --------      --------
Operating activities:
   Net loss                                $  (50,903)   $ (43,588)
   Change in:
      Accounts and other receivables               30       59,931
      Accounts payable and accrued
        liabilities                             1,115      (74,185)
      Accrued interest payable on note
        to Hecla Mining Company                32,992       35,194
                                           ----------    ---------
   Net cash used by operating activities      (16,766)     (22,648)
                                           ----------    ---------

Financing activities:
  Borrowing on Hecla note payable              11,000          - -
                                           ----------    ---------
   Net cash provided by financing
     activities                                11,000          - -
                                           ----------    ---------

Net decrease in cash
   and cash equivalents                        (5,766)     (22,648)

Cash and cash equivalents at
   beginning of period                         11,236       38,267
                                           ----------    ---------

Cash and cash equivalents at
   end of period                           $    5,470    $  15,619
                                           ==========    =========



         The accompanying notes are an integral part of the consolidated financial statements.


                          ConSil Corp.

           Notes to Consolidated Financial Statements

Note 1.                 The notes to the consolidated financial statements as
                of December 31, 1998, as set forth in ConSil Corp.'s 1998 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements and are not repeated here. All amounts are in U.S. dollars unless otherwise indicated.

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

Note 3.                 At June 30, 1999, ConSil had 9,449,707 common shares
                outstanding of which Hecla Mining Company, the majority stockholder of ConSil, owned 7,418,300 shares or 78.503% of the outstanding shares.

                        On June 28, 1996, ConSil and Hecla entered into a loan
                agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000, due in its entirety on or before December 31, 1996. This loan agreement was subsequently amended on six separate occasions, increasing the amount available to borrow to $725,000 and extending the repayment date until March 31, 2000. As of June 30, 1999, $711,000 was payable to Hecla, excluding accrued interest of $180,242, under the loan agreement.

                        The financial statements have been prepared on a going
                concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At June 30, 1999, ConSil had negative working capital of $1,118,559 and a stockholders' deficit of $1,118,559.
                Included in current liabilities are the $711,000 note

                          ConSil Corp.

                payable and the related accrued interest due to Hecla which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2000. If other sources of funds are unavailable, Hecla has committed to fund the reasonable minimum financial requirements of ConSil through March 31, 2000.

Note 4.                 ConSil prepares its consolidated financial statements
                in accordance with generally accepted accounting principles
                (GAAP) in the United States. ConSil also has regulatory reporting requirements in Canada. There are no differences between U.S. GAAP and Canadian GAAP with respect to stockholders' deficit or net loss at June 30, 1999 or 1998 and the six months then ended.


Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations
          -------------------------

          Introduction
          ------------

                        Except for the historical information contained herein,
                the matters discussed that are forward-looking statements involve risks and uncertainties, including the timely development of future projects, the impact of metals prices, changing market conditions and regulatory environment, and other risks detailed from time to time in ConSil's Form 10-K and Form 10-Qs filed with the United States Securities and Exchange Commission. Actual results may differ materially from those projected or implied. Forward-looking statements included herein represent ConSil's judgment as of the date of this filing. ConSil disclaims, however, any intent or obligation to update these forward-looking statements.

                          ConSil Corp.


                        Following the sale of ConSil's Silver Summit mine in
                1995, ConSil was actively involved in exploration and acquisition activities, primarily in Mexico. ConSil was unsuccessful in its exploration and acquisition activities, and since the fourth quarter of 1997, ConSil has been inactive.


        Results of Operations
        ---------------------

        First Six Months of 1999 Compared to First Six Months of 1998
        -------------------------------------------------------------

                     ConSil reported a net loss of $50,903, or $0.01 per share, for the first six months of 1999 compared to a net loss of $43,588, or nil per share in the same period in 1998. The increase in the net loss is due primarily to decreases in interest income of $6,031 and miscellaneous income of $5,228. Partially offsetting the unfavorable items is the decrease in interest expense of $2,203 on the note payable to Hecla (see
                Note 3 of Notes to Consolidated Financial Statements).


        Three  Months Ended June 30, 1999 Compared to Three Months  Ended
        -----------------------------------------------------------------
        June 30, 1998
        -------------

                        ConSil reported a net loss of $26,393, or nil per
                share in the second quarter of 1999, compared to a net loss of $25,542, or nil per share in the second quarter of 1998. The increase in the net loss is due primarily to an increase in general and administrative costs of $1,681, partially offset by a $1,070 decrease in interest expense.

                          ConSil Corp.

        Financial Condition and Liquidity
        ---------------------------------

                        At June 30, 1999, assets totaled $21,560 and
                stockholders' deficit totaled $1,118,559. Cash and cash equivalents decreased by $5,766 to $5,470 at June 30, 1999 from $11,236 at December 31, 1998. Operating activities used $16,766 of cash during the first six months of 1999. The primary uses of cash for operating activities were for payment of accounts payable and funding of operating losses. The primary source of cash was from the Hecla note payable loan proceeds.

                     Working capital decreased $50,903 during the first six
                months of 1999, from a negative $1,067,656 at December 31, 1998 to a negative $1,118,559 at June 30, 1999. The decrease in working capital is primarily the result of funding operating losses, consisting principally of interest and general and administrative costs.

                     ConSil's planned 1999 expenditures include the necessary
                expenditures to maintain the current inactive status of ConSil. ConSil intends to finance planned expenditures partially through existing cash and cash equivalents and additional borrowings under a loan agreement with Hecla. On December 31, 1998, ConSil and Hecla entered into a sixth amendment to the loan agreement (see Note 3 of Notes to Consolidated Financial Statements) which extended the due date to March 31, 2000. As of June 30, 1999, $711,000 was payable to Hecla, excluding accrued interest of $180,242, under the loan agreement. Any further exploration projects, potential acquisitions or even limited operations are subject to ConSil being able to raise funds from external sources.

                     The financial statements have been prepared on a going
                concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business.
                At June 30, 1999, ConSil had negative working capital of $1,118,559 and a stockholders' deficit of $1,118,559. Included in current liabilities are the $711,000 note payable and the related accrued interest due to Hecla which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2000. If other sources of funds are

                          ConSil Corp.


                unavailable, Hecla has committed to fund the reasonable minimum financial requirements of ConSil through March 31, 2000.


        Year 2000
        ---------

                        ConSil has completed an assessment of its Year 2000
                Compliance issues, and based upon the limited activities of the company, ConSil does not believe Year 2000 Compliance issues will be material to ConSil.


        Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

                        At June 30, 1999, ConSil's note payable to Hecla (refer
                to Note 3 of Notes to Consolidated Financial Statements) was subject to changes in market interest rates. However, due to the short-term nature of the debt, ConSil's management does not believe it is at material risk with respect to changes in market interest rates.

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


                                                  CONSIL CORP.
                                   ----------------------------------
                                                  (Registrant)



     Date:  August 11, 1999        By:
                                      -------------------------------
                                      George R. Johnson
                                       President, Chairman of the
                                        Board and Director




     Date:  August 11, 1999        By:
                                      -------------------------------
                                      David F. Wolfe
                                       Treasurer (principal accounting
                                       and financial officer)

                          ConSil Corp.

            Form 10Q  -  Period Ending June 30, 1999



                          Exhibit List
                          ------------



      Exhibit No.                            Description
      -----------                  ------------------------------

          27                       Financial Data Schedule