Form 10-Q
period 1999-09-30
CONSIL CORP
filed 1999-10-15
CIK 23778

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                               FORM 10-Q

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999

Commission file number      0-4846-3
                      ---------------------------------------------

                         CONSIL CORP.
-------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Idaho                                   82-0288840
-----------------------------------          ----------------------
(State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)           Identification No.)

  6500 Mineral Drive
  Coeur d'Alene, Idaho                            83815-8788
----------------------------------------    -----------------------
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
Yes XX  No    .
   ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                    Outstanding September 30, 1999
--------------------------            ------------------------------
Common stock, no par value                   9,449,707 shares

                             ConSil Corp.

                               Form 10-Q

               For the Quarter Ended September 30, 1999



                                Index *
                                -----

                                                            Page
                                                            ----
Part I. - Financial Information

   Item l -   Consolidated Balance Sheets -
              September 30, 1999 and December 31, 1998       3

          -   Consolidated Statements of Operations -
              Three Months and Nine Months Ended
              September 30, 1999 and 1998                    4

          -   Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1999 and 1998  5

          -   Notes to Consolidated Financial Statements     6

   Item 2 -   Management's Discussion and Analysis of
              Financial Condition and Results of Operations  7


Part II. - Other Information

   Item 1 -   Legal Proceedings                              11

   Item 6 -   Exhibits and Reports on Form 8-K               11




*  Items omitted are not applicable.

                    Part I - Financial Information

                             ConSil Corp.

                Consolidated Balance Sheets (Unaudited)
                            (U.S. Dollars)
                            ______________
                            --------------
                                                   September 30,  December 31,
                                                      1999            1998
                                                   -----------    -----------
                                  Assets
Current assets:
  Cash and cash equivalents                        $  13,429      $    11,236
  Other receivables                                       23              120
  Income tax refund receivable                         8,000           16,000
                                                   ---------      -----------

        Total current assets                          21,452           27,356
                                                   ---------      -----------

        Total assets                               $  21,452       $   27,356
                                                   =========       ==========

                  Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable - Hecla Mining Company          $ 248,877       $  247,762
  Accrued interest payable - Hecla Mining Company    197,345          147,250
  Note payable - Hecla Mining Company                711,000          700,000
                                                   ---------       ----------
        Total current liabilities                  1,157,222        1,095,012
                                                   ---------       ----------
Stockholders' deficit:
  Preferred stock; $0.25 par value; authorized
    10,000,000 shares; issued and outstanding, none      - -              - -
  Common stock; no par value; authorized
    100,000,000 shares; issued 9,455,689 shares    2,111,675        2,111,675
  Accumulated deficit                             (3,243,984)      (3,175,870)
  Less: Common stock reacquired at cost;
      1999 & 1998 - 5,982 shares                      (3,461)          (3,461)
                                                   ---------       ----------
        Total stockholders' deficit               (1,135,770)      (1,067,656)
                                                   ---------       ----------
  Total  liabilities and stockholders' deficit     $  21,452       $   27,356
                                                   =========       ==========

               The accompanying notes are an integral part
                of the consolidated financial statements.






              Part I - Financial Information (Continued)

                             ConSil Corp.

           Consolidated Statements of Operations (Unaudited)
                            (U.S. Dollars)

                             Three Months Ended           Nine Months Ended
                         --------------------------- --------------------------
                         September 30, September 30, September 30, September 30,
                            1999          1998          1999          1998
                         ------------- ------------- ------------- ------------
Revenue:
  Interest                $      1,006  $        73   $      1,036  $     6,134
  Miscellaneous Income             - -          - -            - -        5,228
                          ------------  -----------   ------------  -----------
                                 1,006           73          1,036       11,362
                          ------------  -----------   ------------  -----------

Expenses:
  General and administrative     1,123        2,245         17,974       20,173
  Interest expense on note
    payable to Hecla Mining
    Company                     17,103       17,888         50,095       53,083
  Foreign exchange loss (gain)      (9)      (3,517)         1,081       (1,763)
                           -----------  -----------   ------------  -----------
                                18,217       16,616         69,150       71,493
                           -----------  -----------   ------------  -----------

Loss before income taxes       (17,211)     (16,543)       (68,114)     (60,131)
Income tax provision               - -          - -            - -          - -
                           -----------    ---------   ------------  -----------
Net loss                   $   (17,211)  $  (16,543)  $    (68,114) $   (60,131)
                           ===========   ==========   ============  ===========
Basic and diluted loss per
  common share             $      nil   $       nil   $      (0.01) $     (0.01)
                           ==========   ===========   ============  ===========
Cash dividends per share   $      - -   $       - -   $        - -  $       - -
                           ==========   ===========   ============  ===========
Weighted average number of
  common shares outstanding 9,449,707     9,449,707      9,449,707    9,449,707
                           ==========   ===========   ============  ===========

              The accompanying notes are an integral part
               of the consolidated financial statements


                                   .


             Part I - Financial Information (Continued)

                            ConSil Corp.

          Consolidated Statements of Cash Flows (Unaudited)
                           (U.S. Dollars)
                                              Nine Months Ended
                                          ---------------------------

                                          September 30, September 30,
                                              1999          1998
                                          ------------  -------------
Operating activities:
   Net loss                               $  (68,114)   $   (60,131)
   Change in:
     Accounts and other receivables               97         60,218
     Income tax refund receivable              8,000            - -
     Accounts payable                          1,115        (77,888)
     Accrued interest payable on note
        to Hecla Mining Company               50,095         53,083
                                          ----------    -----------
   Net cash used by operating activities      (8,807)       (24,718)
                                          ----------    -----------

Financing activities:
   Borrowing on Hecla note payable            11,000            - -
                                          ----------    -----------
   Net cash provided by financing
     activities                               11,000            - -
                                          ----------    -----------

Net increase (decrease) in cash
   and cash equivalents                        2,193        (24,718)

Cash and cash equivalents at
   beginning of period                        11,236         38,267
                                          ----------    -----------

Cash and cash equivalents at
   end of period                          $   13,429    $    13,549
                                          ==========    ===========

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

Note 3. At September 30, 1999, ConSil had 9,449,707 common shares outstanding of which Hecla Mining Company, the majority stockholder of ConSil, owned 7,418,300 shares or 78.503% of the outstanding shares.

               On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000, due in its entirety on or before December 31, 1996. This loan agreement was subsequently amended on six separate occasions, increasing the amount available to borrow to $725,000 and extending the repayment date until March 31, 2000. As of September 30, 1999, $711,000 was payable to Hecla, excluding accrued interest of $197,345, under the loan agreement.

               The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At September 30, 1999, ConSil had negative working capital of $1,135,770 and a stockholders' deficit of $1,135,770.

                           ConSil Corp.

          Included in current liabilities are the $711,000 note payable and the related accrued interest due to Hecla which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2000. If other sources of funds are unavailable, Hecla has committed to fund the reasonable minimum financial requirements of ConSil through March 31, 2000.

Note 4. ConSil prepares its consolidated financial statements in accordance with generally accepted accounting principles
          (GAAP) in the United States. ConSil also has regulatory reporting requirements in Canada. There are no differences between U.S. GAAP and Canadian GAAP with respect to stockholders' deficit or net loss at September 30, 1999 or 1998 and the nine months then ended.


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

               Mr. George Johnson resigned as President and
          Director of ConSil on September 10, 1999 as a result of leaving his position with Hecla Mining Company, ConSil's majority stockholder. Mr. Roger Kauffman has been appointed by ConSil's Board of Directors to serve as the current President and as Director. Mr. Kauffman also serves as Hecla's Executive Vice President and Chief Operating Officer.

          Results of Operations
          ---------------------

          First Nine Months of 1999 Compared to First Nine Months of 1998
          ---------------------------------------------------------------

               ConSil reported a net loss of $68,114, or $0.01 per share, for the first nine months of 1999 compared to a net loss of $60,131, or
          0.01 per share in the same period in 1998. The increase in the net loss was due primarily to decreases in miscellaneous income of $5,228 and interest income of $5,098. Partially offsetting the unfavorable items was a decrease in interest expense of $2,988 on the note payable to Hecla (see Note 3 of Notes to Consolidated Financial Statements).

                           ConSil Corp.

          Three Months Ended September 30, 1999 Compared to Three Months
          --------------------------------------------------------------
          Ended September 30, 1998
          ------------------------

               ConSil reported a net loss of $17,211, or nil per share in the third quarter of 1999, compared to a net loss of $16,543, or nil per share in the third quarter of 1998. The increase in the net loss was due primarily to an unfavorable decrease in foreign exchange gains of $3,508, partially offset by a $1,122 decrease in general and administrative expense and an increase in interest income of $933.

          Financial Condition and Liquidity
          ---------------------------------

               At September 30, 1999, assets totaled $21,452 and stockholders' deficit totaled $1,135,770. Cash and cash equivalents increased by $2,193 to $13,429 at September 30, 1999 from $11,236 at December 31, 1998. Operating activities used $8,807 of cash during the first nine months of 1999. The primary uses of cash for operating activities were for payment of general and administrative costs. The primary source of cash was from the Hecla note payable loan proceeds.

               Working capital decreased $68,114 during the first nine months of 1999, from a negative $1,067,656 at December 31, 1998 to a negative $1,135,770 at September 30, 1999. The decrease in working capital is primarily the result of funding operating losses, consisting principally of interest and general and administrative costs.

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

                           ConSil Corp.

          As of September 30, 1999, $711,000 was payable to Hecla, excluding accrued interest of $197,345, under the loan agreement. Any further exploration projects, potential acquisitions or even limited operations are subject to ConSil being able to raise funds from external sources.

               The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At September 30, 1999, ConSil had negative working capital of $1,135,770 and a stockholders' deficit of $1,135,770. Included in current liabilities are the $711,000 note payable and the related accrued interest due to Hecla which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2000. If other sources of funds are unavailable, Hecla has committed to fund the reasonable minimum financial requirements of ConSil through March 31, 2000.

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

          Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

               At September 30, 1999, ConSil's note payable to Hecla (refer to Note 3 of Notes to Consolidated Financial Statements) was subject to changes in market interest rates. However, due to the short-term nature of the debt, ConSil's management does not believe it is at material risk with respect to changes in market interest rates.

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


                                                  CONSIL CORP.
                                   -----------------------------------
                                                  (Registrant)



     Date:  October 15, 1999       By:
                                      --------------------------------
                                      Roger A. Kauffman
                                      President and Director




     Date:  October 15, 1999       By:
                                      --------------------------------
                                      David F. Wolfe
                                      Treasurer (principal accounting
                                      and financial officer)

                             ConSil Corp.

             Form 10Q  -  Period Ending September 30, 1999



                             Exhibit List
                             ------------


      Exhibit No.                            Description
      -----------                  -------------------------------

          27                       Financial Data Schedule