Form 10-K
period 1999-12-31
CONSIL CORP
filed 2000-03-29
CIK 23778

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 1999

Commission File No.                  0-4846-3
                   -----------------------------------------------
                           CONSIL CORP.
            ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Idaho                                82-0288840
 ----------------------------------------    ---------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)

   6500 Mineral Drive
   Coeur d'Alene, Idaho                           83815-8788
-----------------------------------------    ---------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  208-769-4100
                                             ---------------------
Securities registered pursuant to Section 12(g) of the Act:

                                    Name of Each Exchange on
   Title of Each Class           Which Each Class is Registered
-----------------------------    --------------------------
Common stock, no par value          Vancouver Stock Exchange
                                       OTC Bulletin Board

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90
days.  Yes    XX     No
           --------    ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's voting common stock held by nonaffiliates was $142,128 at March 15, 2000, based on the latest trade date on the Vancouver Stock Exchange of February 11, 2000. As of March 15, 2000, there were 9,449,707 shares of the registrant's common stock outstanding.

                                     PART I
                                     -------

Item 1.   Business
          --------

     (a) ConSil Corp. (ConSil), formerly Consolidated Silver Corporation, held mineral properties in Shoshone County, Idaho known as the Silver Summit mine.
On November 14, 1995, ConSil's stockholders approved the sale of its interest in the Silver Summit mine and adjacent mining properties located in Shoshone County, Idaho to Sunshine Precious Metals, Inc. for a cash payment of $750,000 plus a variable production royalty tied to the price of silver.

     Following the sale of ConSil's Silver Summit mine in 1995, ConSil was actively involved in exploration and acquisition activities primarily in Mexico. (See Note 2 of Notes to Consolidated Financial Statements.) ConSil was unsuccessful in its exploration and acquisition activities and, since the fourth quarter of 1997, ConSil has been inactive.

     (b)  No information is presented as to Industry Segments.

     (c) ConSil has no patents, licenses, franchises or concessions which are considered by ConSil to be of importance. The business is not of a seasonal nature. Since the potential products (primarily silver) are traded on the open market, ConSil has no control over the competitive conditions in the industry.

     ConSil has spent no funds during the past four fiscal years on mineral research activities relating to the development of new products or services or the improvement of existing products or services. In 1997, ConSil incurred exploration expenses of approximately $106,000. There were no exploration expenses incurred in 1998 or 1999.

     There are numerous federal, state and local laws and regulations in the United States and Mexico related to environmental protection which have direct application to mining and milling activities. The more significant of these laws deal with mined land reclamation and wastewater discharge from mines and milling operations. ConSil does not believe that these laws and regulations, as presently enacted, will have a direct material adverse effect on its results of operations, financial condition or cash flows.

     ConSil currently has no employees. Certain administrative services are provided by employees of Hecla Mining Company (Hecla), the majority stockholder of ConSil.

     (d) For geographic information, see Note 7 of Notes to Consolidated Financial Statements.

Item 2.   Property
          --------

     In 1995, stockholders approved the sale of all of ConSil's interest in the Silver Summit mine, plant, equipment and all patented and unpatented mining properties located in Shoshone County, Idaho, to Sunshine Precious Metals, Inc. for a cash payment of $750,000 plus a variable production royalty tied to the price of silver. The Silver Summit mine property is not currently producing minerals such that ConSil would be entitled to production royalties from Sunshine Precious Metals, Inc.

     Following the sale of ConSil's Silver Summit mine in 1995, ConSil was actively involved in exploration and acquisition activities primarily in Mexico. (See Note 2 of Notes to Consolidated Financial Statements.) ConSil was unsuccessful in its exploration and acquisition activities and, since the fourth quarter of 1997, ConSil has been inactive.

Item 3.   Legal Proceedings
          -----------------

     There are no pending legal proceedings.

Item 4.   Matters Voted on by Security Holders
          ------------------------------------

     Not applicable.

                                     PART II
                                     -------

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          -----------------------------------------------------------------
          Matters
          -------

     The common stock of ConSil is traded on the over-the-counter market. Quotations are published on the OTC Bulletin Board and in the National Quotation Bureau "pink sheets" under the symbol CSLV. The common stock of ConSil was listed for trading on the Vancouver Stock Exchange in Vancouver, British Columbia, Canada, on April 2, 1996 under the symbol CS. There has not been an active market for the common stock and the below-described quotations, when available, do not constitute a reliable indication of the price that a holder of the common stock could expect to receive upon sale of any particular quantity thereof.

     The following table sets forth the high and low bid prices for ConSil's common stock as reported by the Spokane Quotation Service for the quarterly periods indicated. The prices reported by the Spokane Quotation Service represent prices between dealers which do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.


                                              Bid
                                              ---
                                      High           Low
                                      ----           ---
     1999
           First Quarter            $   .15        $   .10
           Second Quarter               .10            .05
           Third Quarter                .03            .03
           Fourth Quarter               .03            .03

     1998
           First Quarter            $   .55        $   .30
           Second Quarter               .48            .30
           Third Quarter                .30            .15
           Fourth Quarter               .20            .15


     The number of holders of record of ConSil's common stock as of December 31, 1999 was 3,242. At December 31, 1999, Hecla held 7,418,300, or 78.503%, shares of ConSil's outstanding common stock.

     There have been no dividends declared or paid since ConSil's inception in 1969 and ConSil does not expect to declare dividends in the foreseeable future.

Item 6.   Selected Financial Data(1)
          -----------------------

                                        Years Ended December 31,
                       -----------------------------------------------------
                          1999      1998       1997       1996       1995
                       ---------  --------   ---------  --------- ----------
Revenues               $  1,036   $ 11,434   $     280  $   3,678  $ 794,319
                       ========   ========   =========  =========  =========
Net  loss              $(89,721)  $(79,962)  $(537,017) $(913,011) $(514,731)
                       ========   ========   =========  =========  =========
Basic and diluted loss
  per common share     $  (0.01)  $  (0.01)  $   (0.06) $   (0.10) $   (0.06)
                       ========   ========   =========  =========  =========

Total assets           $ 19,657   $ 27,356   $ 114,838  $  472,970  $748,438
                       ========   ========   =========  ==========  ========
Long-term debt         $    - -   $    - -   $     - -  $      - -  $    - -
                       ========   ========   =========  ==========  ========
Note and interest
  payable to Hecla     $925,209   $847,250   $ 777,420  $  517,901  $    - -
                       ========   ========   =========  ==========  ========
Accounts payable to
   Hecla               $248,650   $247,762   $ 318,865  $  362,802  $279,598
                       ========   ========   =========  ==========  ========
Redeemable preferred
   stock               $    - -   $    - -   $     - -  $      - -  $    - -
                       ========   ========   =========  ==========  ========
Cash dividends         $    - -   $    - -   $     - -  $      - -  $    - -
                       ========   ========   =========  ==========  ========

     (1) Following the sale of ConSil's Silver Summit mine in 1995, ConSil was actively involved in exploration and acquisition activities. ConSil was unsuccessful in its exploration and acquisition activities and, since the fourth quarter of 1997, ConSil has been inactive.

Item 7.   Management's Discussion and Analysis of Financial Condition
          ------------------------------------------------------------
          and Results of Operations
          -------------------------

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

     Following the sale of ConSil's Silver Summit mine in 1995, ConSil was actively involved in exploration and acquisition activities, primarily in Mexico. ConSil was unsuccessful in its exploration and acquisition activities and, since the fourth quarter of 1997, ConSil has been inactive.

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

RESULTS OF OPERATIONS
---------------------

1999 vs. 1998
-------------

     ConSil reported a net loss of $89,721, or $0.01 per share, for the year ended December 31, 1999 compared to a net loss of $79,962, or $0.01 per share, in 1998. The increase in the net loss was primarily due to decreases in interest and other revenue of $10,398 and increased general and administrative expenses of $2,232. These unfavorable variances were partly offset by a decrease in interest expense of $2,871 on the note payable to Hecla (see Note 4 of Notes to Consolidated Financial Statements).

1998 vs. 1997
-------------

     ConSil reported a net loss of $79,962, or $0.01 per share, for the year ended December 31, 1998 compared to a net loss of $537,017, or $0.06 per share, in 1997. The decrease in the net loss was primarily due to decreases in general and administrative expenses of $329,182, decreased exploration and acquisition expenses of $105,848, a decreased income tax provision of $16,687, and increased interest and other revenue of $11,154. These decreases were partly offset by an increase in interest expense of $10,311 on the note payable to Hecla (see Note 4 of Notes to Consolidated Financial Statements). The decrease in the net loss can be attributed principally to ConSil terminating its exploration and acquisition activities at the end of 1997.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

     At December 31, 1999, assets totaled $19,657 and stockholders' deficit totaled $1,157,377. Cash and cash equivalents decreased by $27 to $11,209 at December 31, 1999 from

$11,236 at December 31, 1998. Operating activities used $11,027 of cash during the year ended December 31, 1999. The primary use of cash for operating activities was for funding general and administrative expenses. This use of cash was partly offset by an income tax refund received in 1999.

     Financing activities provided $11,000 in cash during 1999. The $11,000 was from additional proceeds on the note payable to Hecla Mining Company.

     Working capital decreased by $89,721 during 1999, from a negative $1,067,656 at December 31, 1998 to a negative $1,157,377 at December 31, 1999.
The decrease in working capital was primarily the result of funding general and administrative costs.

     ConSil's planned 2000 expenditures include the necessary expenditures to maintain the current inactive status of ConSil. ConSil intends to finance these planned expenditures partially through existing cash and cash equivalents and additional borrowings under a loan agreement with Hecla. On February 9, 2000, ConSil and Hecla entered into a seventh amendment to the loan agreement (see
Note 4 of Notes to Consolidated Financial Statements) which extended the due date to no later than March 31, 2001. As of December 31, 1999, $711,000 was payable to Hecla, excluding accrued interest of $214,209, under the loan agreement. Any further exploration projects, potential acquisitions or even limited operations are subject to ConSil being able to raise funds from external sources.

     The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. Included in current liabilities is a $711,000 note payable and related accrued interest due to Hecla which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2001. If other sources of funds are unavailable, Hecla has committed to fund the reasonable minimum financial requirements of ConSil through March 31, 2001.

YEAR 2000
---------

     ConSil completed an assessment of its Year 2000 Compliance issues, and based upon the limited activity of ConSil, ConSil does not believe any possible future Year 2000 Compliance issues will be material to ConSil. To date, there have been no Year 2000 related disruptions to ConSil's business.

Item 7A.  Quantitative and Qualitative Disclosures About Market
          -----------------------------------------------------
          Risk
          ----

     At December 31, 1999, ConSil's note payable to Hecla (refer to Note 4 of Notes to Consolidated Financial Statements) was subject to changes in market interest rates. However, due to the short-term nature of the debt, ConSil's management does not believe it is at material risk with respect to changes in market interest rates.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

     See Item 14 for index of Financial Statements and Supplemental Data filed herewith.

Item 9.   Changes  in  and  Disagreements  with Accountants  on  Accounting
          -----------------------------------------------------------------
          and Financial Disclosures
          -------------------------


     None.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------


The Board of Directors and Stockholders of ConSil Corp.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of ConSil Corp. and subsidiaries (the Company) at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Spokane, Washington
February 18, 2000

                                  CONSIL CORP.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998
                                 (U.S. dollars)
                               -------------------

                                     ASSETS

                                          1999         1998
                                        --------     ---------
Current assets:
 Cash and cash equivalents               $11,209       $11,236
 Other receivables                           148           120
 Prepaid expenses                            300           - -
 Income tax refund receivable              8,000        16,000
                                        --------     ---------
      Total current assets                19,657        27,356
                                        --------     ---------
      Total assets                       $19,657       $27,356
                                        ========     =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses   $ 3,175       $   - -
 Accounts payable - Hecla Mining
    Company                              248,650       247,762
 Accrued interest payable - Hecla
    Mining Company                       214,209       147,250
 Note payable - Hecla Mining Company     711,000       700,000
                                       ---------     ---------
      Total current liabilities        1,177,034     1,095,012
                                       =========     =========
Commitments (Notes 2 and 4)

Stockholders' deficit:
 Preferred stock; $0.25 par value;
   authorized 10,000,000 shares;
   issued and outstanding, none              - -          - -
 Common stock; no par value;
   authorized 100,000,000 shares;
   issued 9,455,689 shares             2,111,675    2,111,675
 Accumulated deficit                  (3,265,591)  (3,175,870)
 Less: Common stock reacquired at
   cost; 1999 and 1998 -
   5,982 shares                           (3,461)      (3,461)
                                      ----------   ----------
      Total stockholders' deficit     (1,157,377)  (1,067,656)
                                      ----------   ----------
      Total liabilities and
        stockholders' deficit         $   19,657   $   27,356
                                      ==========   ==========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.


                                  CONSIL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 1999, 1998 and 1997
                                 (U.S. dollars)
                                  ------------

                                       1999          1998         1997
                                    ----------    ----------   ----------
Revenue:
   Interest                         $    1,036    $    6,206   $      280
   Other                                   - -         5,228          - -
                                    ----------    ----------   ----------
                                         1,036        11,434          280
                                    ----------    ----------   ----------
Expenses:
   General and administrative           23,798        21,566      350,748
   Exploration and acquisition             - -           - -      105,848
   Depreciation                            - -           - -        4,495
   Interest expense on note payable
     to Hecla Mining Company            66,959        69,830       59,519
                                    ----------    ----------   ----------
                                        90,757        91,396      520,610
                                    ----------    ----------   ----------
Loss before income taxes               (89,721)       (79,962)   (520,330)

Income tax provision                       - -           - -       16,687
                                    ----------    ----------   ----------
Net loss                            $  (89,721)   $  (79,962)  $ (537,017)
                                    ==========    ==========   ==========
Basic  and  diluted  loss per
  common share                      $    (0.01)   $    (0.01)  $    (0.06)
                                    ==========    ==========   ==========
Weighted average number of
   common shares outstanding         9,449,707     9,449,707    9,449,753
                                    ==========    ==========   ==========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                  CONSIL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1999, 1998 and 1997
                                 (U.S. dollars)
                                 ---------------

                                               1999        1998        1997
                                            ----------- ----------- ----------
Operating activities:
  Net loss                                   $(89,721)  $(79,962)   $(537,017)
  Noncash elements included in net loss:
     Depreciation                                 - -        - -        4,495
       Deferred  income  tax  provision
       (benefit)                                  - -      8,000       (8,000)
     Prepaid and deferred legal and
       financing costs expense                    - -        - -       32,704
     Loss on sale of equipment                    - -        - -        1,158
  Change in:
     Other receivables                            (28)    60,451       10,060
     Prepaid expenses                            (300)       - -          - -
     Income tax refund receivable               8,000     (8,000)     202,816
     Accounts payable                           4,063    (77,350)     (65,980)
     Accrued interest payable on note to
       Hecla Mining Co.                        66,959     69,830       59,519
                                            ---------   --------    ---------
  Net cash used by operating
    activities                                (11,027)   (27,031)    (300,245)
                                            ---------   --------    ---------
Investing activities:
  Proceeds from sale of equipment                 - -        - -       18,296
                                            ---------   --------    ---------
    Net  cash  provided  by
      investing  activities                       - -        - -       18,296
                                            ---------   --------    ---------
Financing activities:
    Proceeds  from  note  payable
     to  Hecla  Mining  Co.                    11,000        - -      369,999
   Repayment  of  note  payable
     to  Hecla  Mining  Co.                       - -        - -     (169,999)
                                            ---------   --------    ---------
  Net cash provided by financing
    activities                                 11,000        - -      200,000
                                            ---------   --------    ---------
Net decrease in cash and cash
  equivalents                                     (27)   (27,031)     (81,949)
Cash and cash equivalents at beginning
  of year                                      11,236     38,267      120,216
                                            ---------   --------    ---------
Cash and cash equivalents at
  end of year                               $  11,209   $ 11,236    $  38,267
                                            =========   ========    =========
Supplemental disclosure of cash
  flow information:
  Cash paid (received) for income
    taxes                                   $  (8,000)  $     30    $(178,129)
                                            =========   ========    =========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.



                                  CONSIL CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

              For the Years Ended December 31, 1999, 1998 and 1997
                                 (U.S. dollars)
                                   -----------

                                                                            Discount
                          Preferred Stock            Common Stock              on
                        --------------------     -------------------         Common       Capital     Accumulated     Treasury
                        Shares       Amount      Shares       Amount          Stock       Surplus       Deficit         Stock
                       --------      --------    -------      -------       --------      -------     -----------     --------

BALANCES,
  December 31, 1996        - -       $    - -    9,455,689    $  945,569     $(190,709)    $1,356,815   $(2,558,891)    $(3,461)

Net loss                                                                                                   (537,017)

Change in equity accounts
 due to change to no par
  value  common stock                                  - -     1,166,106       190,709     (1,356,815)
                       --------      --------    ---------     ---------       -------     ----------   ----------       ------

BALANCES,
  December  31,  1997      - -            - -    9,455,689     2,111,675           - -            - -   (3,095,908)      (3,461)

Net loss                                                                                                  (79,962)
                       -------       --------    ---------     ---------       -------     ----------   ----------      ------
BALANCES,
  December  31,  1998      - -            - -    9,455,689     2,111,675           - -            - -   (3,175,870)     (3,461)

Net loss                                                                                                  (89,721)
                       -------       --------    ---------     ---------       --------    ----------   ----------      ------

BALANCES,
  December 31, 1999        - -       $    - -    9,455,689    $2,111,675       $    - -    $      - -  $(3,265,591)     $(3,461)
                       =======       ========    =========    ==========       ========    ==========  ===========      =======



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                  CONSIL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     ConSil Corp. (ConSil), formerly Consolidated Silver Corporation, and its wholly owned subsidiary, Minera ConSil, S.A. de C.V. (formed on December 20,
1995) currently have no operating properties.  ConSil is currently inactive.

     The accompanying consolidated financial statements include the accounts of ConSil and its wholly owned subsidiary. All significant intercompany transactions and accounts are eliminated in consolidation. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     At December 31, 1999, ConSil had 9,449,707 common shares outstanding of which Hecla Mining Company (Hecla, the majority stockholder of ConSil) owned 7,418,300 shares or 78.503% of the outstanding shares.

     The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At December 31, 1999, ConSil had negative working capital of $1,157,377 and a stockholders' deficit of $1,157,377. Included in current liabilities is a $711,000 note payable and related accrued interest due to Hecla which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2001. If other sources of funds are unavailable, Hecla has committed to fund the reasonable minimum financial requirements of ConSil through March 31, 2001.

Exploration
-----------

     Exploration costs are charged to operations as incurred.

Basic and Diluted Loss Per Common Share
---------------------------------------

     Basic earnings per share (EPS) is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in 1999, 1998 and 1997, potentially dilutive securities were excluded from the calculation of diluted EPS as they were anti-dilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in 1999, 1998 and 1997.

Cash Equivalents
----------------

     ConSil considers cash equivalents to be highly liquid investments purchased with a remaining maturity of three months or less. ConSil's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. ConSil places its cash and temporary cash investments with institutions of high credit-worthiness.

Income Taxes
------------

     ConSil records deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in its financial statements. Deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

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

Accounting for Stock Options
----------------------------

     ConSil measures compensation cost for stock option plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." ConSil also provides the required disclosures of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

2.   Mineral Rights
     --------------

     In December 1995, ConSil purchased from Hecla its interest in the Ojo Caliente exploration project located near the town of Zacatecas in the state of Zacatecas, Mexico, for $706,822.

     ConSil had a commitment to spend minimum amounts on exploration and development at the Ojo Caliente exploration project. On April 10, 1997, ConSil, through its wholly owned subsidiary Minera ConSil, terminated its agreement with Minera Portree regarding the Ojo Caliente project. The agreement provided that Minera ConSil return all the concessions to Minera Portree upon such termination. All such concessions have been returned.

     On February 9, 1996, ConSil entered into a letter agreement (Sombrerete Agreement) for a three-month, pre-option period to purchase a 100% interest in the Sombrerete silver mine in the state of Zacatecas, Mexico, including all related surface and underground mining rights, all related properties, permits and authorizations, and all surface and underground equipment, buildings, and infrastructure. In May 1996, ConSil completed its preliminary investigation of the Sombrerete silver mine and informed Grupo Catorce that it intended to enter into an option to purchase the property. The option agreement required ConSil to pay Grupo Catorce for care and maintenance of the property. During the option period, ConSil could exercise its option to purchase the property for $1 million over a three-year period with $100,000 at the end of each of the first and second year following commencement of the option period and $800,000 on the exercise of the option. The option could be extended for up to five years with the payment of additional funds. As of November 1996, ConSil had completed the initial exploration program, spending in excess of required amounts. ConSil obtained extensions on all provisions of the agreement, including suspensions on all required expenditures and payments to Grupo Catorce. Nevertheless, ConSil's option agreement with Grupo Catorce on the Sombrerete properties in Zacatecas, Mexico expired August 31, 1997 and was not further extended due to lack of funds.

     In conjunction with the Ojo Caliente and Sombrerete projects, ConSil's wholly owned Mexican subsidiary, Minera ConSil, entered into an agreement with Minera Hecla, S.A. de C.V. (Minera Hecla), a wholly owned subsidiary of Hecla, whereby Minera Hecla carried out exploration activities on the projects for which ConSil reimbursed Minera Hecla for its costs. In 1997, ConSil received a net credit to exploration expense from Minera Hecla of approximately $30,000 and there were no exploration expenses incurred in 1998 or 1999.

3.   Income Taxes
     ------------

     The components of ConSil's income tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997 were as follows:


                          1999         1998        1997
                       -----------  ----------  -----------
     Current:
          Federal      $       - -  $      - -  $       - -
          State                - -      (8,000)      24,687
                       -----------  ----------  -----------

                               - -      (8,000)      24,687
                       -----------  ----------  -----------

     Deferred:
          Federal              - -         - -          - -
          State                - -       8,000       (8,000)
                       -----------  ----------  -----------

                               - -       8,000       (8,000)
                       -----------  ----------  -----------

          Total        $       - -   $     - -  $    16,687
                       ===========   =========  ===========

     The income tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997 differed from the amounts which would have been provided by applying the statutory federal income tax rate to the loss before income taxes. The reasons for the differences were as follows:

                            1999             1998               1997
                       --------------   --------------    --------------
Computed "statutory"
 benefit               $(30,505) 34%    $(27,187)  (34)%  $(176,912) (34)%
Effect of other
  expenses                  - -  - -         - -    - -      (1,952)  (1)
Change in valuation
  allowance due to
  uncertainty of
  recovery of deferred
  tax assets             30,505  34       27,187    34      216,244   42
Effect of state
  income taxes              - -  - -         - -    - -     (20,693)  (4)
                       --------  ---    --------    ---    --------   ---
                       $    - -  - -    $    - -    - -    $ 16,687   (3)%
                       ========= ===    =========  ====    ========   ===

     At December 31, 1999 and 1998, ConSil had the following deferred tax asset:

                                              1999        1998
                                           -----------  -----------
          Net operating loss carryforwards
            and capitalized exploration
            costs and other                $  727,072   $ 696,567
          Valuation allowance                (727,072)   (696,567)
                                           ----------   ---------
          Net deferred tax asset           $      - -   $     - -
                                           ==========   =========

     The change in the valuation allowance during the years ended December 31, 1999, 1998 and 1997 were as follows:

                                            1999          1998          1997
                                          --------      --------      --------
     Balance,
       beginning of year                  $696,567      $669,380      $453,136
     Change due to
       utilization/nonutilization
       of net operating loss
       carryforwards                        30,505        27,187       216,244
                                          --------      --------      --------
     Balance, end of year                 $727,072      $696,567      $669,380
                                          ========      ========      ========

     ConSil recorded the above valuation allowance to reflect the estimated amount of the deferred tax asset which may not be realized principally due to limitation of the refunds available during the carryback period and the uncertainty regarding the generation of future taxable income to utilize reversing deductible items. The realization of ConSil's future deductible items that are not recoverable through the refund of prior income taxes is dependent upon ConSil's ability to generate future taxable income. If it becomes more likely than not that ConSil will generate future taxable income, the valuation allowance could be adjusted in the near term.

     At December 31, 1999, ConSil had federal and state net operating loss carryforwards of $690,000 substantially all of which will expire in the year 2012.

4.   Note Payable
     ------------

     On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000. Under the terms of the loan agreement, ConSil agreed to pay interest on the outstanding balance at the prime interest rate plus one and one-half percent. The loan was payable upon demand by Hecla and was due in its entirety on or before December 31, 1996. The loan agreement places certain restrictions on ConSil including restrictions on assets, indebtedness, increases in compensation, loans or advances to shareholders, directors, or employees, capital stock, and hiring of new employees. These restrictions can be altered with the prior consent of Hecla. This loan agreement was subsequently amended on seven separate occasions, increasing the amount available to borrow to $725,000 and extending the repayment date to March 31, 2001 with all other terms remaining substantially identical to the original loan agreement. At December 31, 1999, ConSil was in compliance with the restrictions under the loan agreement. At December 31, 1999, there was $711,000 outstanding under the loan agreement with Hecla, having an interest rate of 10.0%, and accrued interest due to Hecla totaling $214,209. Interest expense related to this note for the years ended December 31, 1999, 1998 and 1997 was $66,959, $69,830 and $59,519,
respectively.

5.   Related Party Transactions
     --------------------------

     In addition to related party transactions described in Notes 2 and 4, during the years ended December 31, 1998 and 1997, general and administrative expenses of $279 and $16,387, respectively, were charged to ConSil by Hecla. There were no charges for general and administrative expenses to ConSil by Hecla in 1999. Also, during the year ended December 31, 1997, ConSil sold its remaining fixed assets to Hecla at net book value ($14,655) in partial settlement of amounts due to Hecla.

6.   Fair Value of Financial Instruments
     -----------------------------------

     The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts ConSil could realize in a current market exchange.

     The estimated fair values of financial instruments were as follows:


                                                    December 31,
                                   ----------------------------------------------
                                           1999                      1998
                                   ---------------------    ---------------------
                                    Carrying   Fair         Carrying       Fair
                                    Amounts    Value        Amounts       Value
                                   --------  --------       ---------    --------
Financial assets:
  Cash   and  cash  equivalents    $ 11,209  $ 11,209       $  11,236   $  11,236
  Other receivables                     148       148             120         120
  Income tax refund
   receivable                         8,000     8,000          16,000      16,000
Financial liabilities:
  Current liabilities               466,034   466,034         395,012     395,012
  Current note payable              711,000   711,000         700,000     700,000


     Due to the nature of cash and cash equivalents, receivables, and current liabilities, the fair value approximates their carrying amounts. The fair value of the note payable approximates its carrying value due to the term and variable interest rate associated with the note.

7.   Geographic Segments
     -------------------

     The tables below present information about ConSil's single industry segment (silver) as of and for the years ended December 31:


                             1999          1998          1997
                          ----------    ---------    ---------
Net income (loss)
      United States       $ (88,877)    $ (86,603)   $(428,319)
      Mexico                   (868)        6,871     (105,848)
      Canada                     24          (230)      (2,850)
                          ---------     ---------    ---------
                          $ (89,721)    $ (79,962)   $(537,017)
                          =========     =========    =========
General corporate assets(1)
      United States       $  17,669     $  25,033    $  48,010
      Canada                  1,515         1,870        6,563
      Mexico                    473           453       60,265
                          ---------     ---------    ---------
                          $  19,657     $  27,356    $ 114,838
                          =========     =========    =========


          (1) General corporate assets consist primarily of cash and cash equivalents and miscellaneous and income tax refund receivables.

8.   Reconciliation of U.S. Generally Accepted Accounting Principles
     ---------------------------------------------------------------
     (GAAP) to Canadian GAAP
     -----------------------

     ConSil prepares its consolidated financial statements in accordance with generally accepted accounting principles as practiced in the United States. There were no differences between U.S. CAAP and Canadian GAAP with respect to stockholders' deficit at December 31, 1999 and 1998. The differences between U.S. GAAP and Canadian GAAP with respect to the net loss for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                              1999       1998        1997
                                          ----------  ----------  ----------
Net loss for the year ended
   December 31, per U.S. generally
   accepted accounting principles        $  (89,721)  $ (79,962)   $(537,017)

Adjustments to conform with Canadian
   generally accepted accounting
   principles:
      Deferred income tax (provision)
      benefit                                   - -       8,000       (8,000)
                                         ----------   ---------    ---------
Net loss for the year ended
   December 31, per Canadian
   generally accepted accounting
   principles                              $(89,721)  $ (71,962)   $(545,017)
                                         ==========   =========    =========

9.   Basic and Diluted Loss Per Common Share

     In accordance with SFAS 128, the following table presents a reconciliation of the numerators (net loss) and denominators (shares) used in the basic and diluted loss per common share computations for the years ended December 31, 1999, 1998 and 1997.

                                     1999                        1998                                1997
                         ----------------------------------------------------------------------------------------------
                                           Per Share                      Per Share                           Per Share
                         Net Loss   Shares  Amount    Net Loss   Shares     Amount      Net Loss     Shares     Amount
                         ----------------------------------------------------------------------------------------------

Net loss                $(89,721)                     $(79,962)                         $(537,017)

Basic loss              $(89,721) 9,449,707 $(0.01)   $(79,962)  9,449,707  $(0.01)     $(537,017)   9,449,753  $(0.06)
                        ========  ========= ======    ========   =========  ======      =========    =========  ======
Effect of dilutive
 securities (1)

Diluted  loss           $(89,721) 9,449,707 $(0.01)   $(79,962)  9,449,707  $(0.01)     $(537,017)   9,449,753  $(0.06)
                        ========  ========= ======    ========   =========  ======      =========    =========  ======

     (1) Dilutive Securities
         -------------------

          As of December 31, 1999 and 1998, there were 120,000 and 180,000 shares, respectively, available for issue under granted stock options. These options were not included in the computation of diluted loss per common share as a loss was incurred in each of these years and their inclusion would be antidilutive.

10.  Stock Option Plans
     ------------------

     At December 31, 1999, officers, key employees and directors had been granted options to purchase common shares under stock option plans described below. ConSil has adopted the disclosure-only provisions of SFAS 123. No compensation expense was recognized under these plans in 1999, 1998 or 1997 for options granted under the stock option plans. Had compensation cost for ConSil's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, ConSil's loss and per share loss applicable to common shareholders for the year ended December 31, 1999, 1998 and 1997 would have been increased to the pro forma amounts indicated below:


                                               1999      1998      1997
                                               ----      ----      ----
     Loss applicable to common shareholders:
          As reported                         $89,721    $79,962   $537,017
          Pro forma                           $89,721    $79,962   $565,027
     Loss applicable to common shareholders
     per share:
          As reported                         $  0.01    $  0.01   $   0.06
          Pro forma                           $  0.01    $  0.01   $   0.06

     There were no options granted in 1999 or 1998. The fair market value of each option granted in 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

          Expected dividend yield                    0.00%
          Expected stock price volatility           93.23%
          Risk-free interest rate                    6.42%
          Expected life of options                     5.0  years

The grant date fair value of options granted in 1997 was $0.65.

     In 1997, the shareholders of ConSil approved two stock option plans. The ConSil Stock Option Plan provides for stock-based grants to selected officers, directors and other key employees. The ConSil Corp. Incentive Stock Option Plan provides for stock-based grants to participating employees. The option price of stock options issued under the Incentive Stock Option Plan may not be less than the fair market value on the date of grant. The terms of the options under either plan shall be no longer than five years from the date of grant. During 1999 and 1998, there were no options granted under either plan. During 1997, 180,000 options to acquire shares were granted to ConSil's directors under the ConSil Stock Option Plan. Of the options granted, 120,000 expired due to the resignation of directors. Under the ConSil Corp. Incentive Stock Option Plan 335,000 options to acquire shares were granted to ConSil's officers. Resignations of officers caused 275,000 of these options to expire. At December 31, 1999, there were 765,000 shares available for grant under the plans.

     Transactions concerning stock options pursuant to both of the above-described plans are summarized as follows:


                                                              Exercise
                                                   Shares       Price
                                                 ---------    ---------

     Outstanding, December 31, 1996                   - -          - -
        Granted                                   515,000        $0.87
        Expired                                  (335,000)       $0.87
                                                 --------
     Outstanding, December 31, 1997 and 1998      180,000        $0.87
        Expired                                   (60,000)       $0.87
                                                 --------

     Outstanding, December 31, 1999               120,000        $0.87
                                                 ========


     All of the options outstanding as of December 31, 1999 are fully exercisable and have a remaining life of 2.0 years. There were no amounts charged to operations related to the plans in 1999 and 1998.

                                    PART III
                                    ---------

Item 10.            Directors and Executive Officers of the Registrant
                    --------------------------------------------------

     The information required by this item is incorporated herein by reference to Item 12 of this report.

Item 11.            Executive Compensation
                    ----------------------

     No executive compensation was paid during 1999, 1998, or 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     (a)  Security ownership of certain beneficial owners as of March 1, 2000:

 Title             Name and              Amount and                Percent
   of             Address of             Nature of                    of
 Class         Beneficial Owner       Beneficial Ownership          Class
-------      --------------------     --------------------          -----


Common Stock    Hecla Mining Company
                Coeur d'Alene, Idaho    7,418,300 shares           78.503

     (b)  Security ownership of management as of March 1, 2000:


                                                                 Common Shares
                                                 Year First     Owned Beneficially,
                                                 Elected As    Directly or Indirectly,        Percent
          Name                          Age      A Director     as of March 1, 2000         of Class (5)
          ----                          ---     ------------  ------------------------      ------------
   Charles F. Asher (1)                 78         1992         60,000                           *
   Director since 1992, Mr. Asher
   is President of Plainview Mining
   Company and has served as a
   director of Merger Mines
   Corporation and Verna Mae Mining
   since 1987.

   Nigel P.H. Cave                      32                        -0-                            *
   Secretary since 1997.
   Attorney at Law, Borden Ladner
   Gervais since 1993.

   Roger A. Kauffman (2)                56        1999            -0-                            *
   President since September 10,
   1999.     Mr. Kauffman has
   served as Vice President -
   Chief Operating Officer of
   Hecla Mining Company since 1996.


                                                                 Common Shares
                                                Year First      Owned Beneficially,
                                                Elected As     Directly or Indirectly,        Percent
          Name                          Age     A Director      as of March 1, 2000         of Class (5)
          ----                          ---     ----------     -----------------------      ------------
   Michael B. White (3)                 49        1989              61,000                       *
   Vice President since 1992 and
   Secretary from 1982 to 1995.
   Mr. White is Vice President-
   General Counsel and Secretary of
   Hecla Mining Company.

   David F. Wolfe (4)                   56                             -0-                       *
   Treasurer since 1993.
   Mr. Wolfe is also Treasurer of
   Hecla Mining Company.


All Officers and Directors as a Group (5 Individuals)             121,000              1.6%


     There are no family relationships between any of the executive officers and directors.

* Less than one percent (1%) of the total issued and outstanding shares of common stock.

(1) Consists solely of shares subject to options granted under ConSil's Stock Option Plan issued at the rate of $0.87, expiring January 13, 2002.

(2) Additionally, Mr. Kauffman is the beneficial owner of 112,382 shares of common stock of Hecla Mining Company, the majority shareholder of ConSil, including 109,000 options currently exercisable. The exercise price of these options is currently greater than the market price of Hecla Mining Company's common stock.

(3) Includes 60,000 shares subject to options granted under ConSil's Stock Option Plan issued at the rate of $0.87, expiring on January 13, 2002. Additionally, Mr. White is the beneficial owner of 91,268 shares of common stock of Hecla Mining Company, the majority shareholder of ConSil, including 90,650 options currently exercisable. The exercise price of these options is currently greater than the market price of Hecla Mining Company's common stock.

(4) Additionally, Mr. Wolfe is the beneficial owner of 13,550 shares of common stock of Hecla Mining Company, the majority shareholder of ConSil, including 13,500 options currently exercisable. The exercise price of these options is currently greater than the market price of Hecla Mining Company's common stock.

(5) In addition to the 9,449,707 shares of common stock currently outstanding, the 120,000 shares subject to options granted under ConSil's Stock Option Plan were deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the common stock owned by such persons.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     Not Applicable.

                                     PART IV
                                    --------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

     (a)  (1)  Index to Consolidated Financial Statements:

                                                          Page
                                                          ----

     Report of Independent Accountants                     9

     Consolidated Balance Sheets at December 31, 1999
        and 1998                                           10

     Consolidated Statements of Operations for the
        Years Ended December 31, 1999, 1998 and 1997       11

     Consolidated Statements of Cash Flows for the
        Years Ended December 31, 1999, 1998 and 1997       12

     Consolidated Statements of Changes in Stockholders'
        Deficit for the Years Ended December 31, 1999,
        1998 and 1997                                      13

     Notes to Consolidated Financial Statements            14

     (b)  Reports on Form 8-K

          None.

     (c)  Exhibits

          The exhibit numbers in the following list correspond to the numbers assigned to such Exhibits in Item 601 of Regulation S-K.

     Number    Description of Exhibits
     ------    -----------------------

     10.1(a)   Fifth Amendment to Loan
               Agreement dated as of March 30,
               1998 among Hecla Mining Company
               and Registrant                     Attached

     Number    Description of Exhibits
     ------    -----------------------

     10.1(b)   Sixth Amendment to Loan
               Agreement dated as of December 31,
               1998 among Hecla Mining Company
               and Registrant                     Attached

     10.1(c)   Seventh Amendment to Loan
               Agreement dated as of February 9,
               2000 among Hecla Mining Company
               and Registrant                     Attached

     27        Financial Data Schedule

                                   SIGNATURES
                                   ----------

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2000.

                              CONSIL CORP.



                              By:  /s/ Roger A. Kauffman
                                   -----------------------------
                                   Roger A. Kauffman,
                                   President and Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Roger A. Kauffman  3/28/00     /s/ Michael B. White   3/28/00
--------------------------------   ----------------------------------
Roger A. Kauffman         Date     Michael B. White          Date
President, Chairman of the         Vice President
Board and Director                 Director
(principal executive officer)



/s/ David F. Wolfe     3/28/00     /s/ Charles F. Asher   3/28/00
-------------------------------    -----------------------------------
David F. Wolfe            Date     Charles F. Asher          Date
Treasurer (principal accounting    Director
and financial officer)

                   LIST OF EXHIBITS TO BE FILED WITH THIS 10-K




    Number    Description of Exhibits
    ------    -----------------------

     10.1(a)   Fifth Amendment to Loan
               Agreement dated as of March 30,
               1998 among Hecla Mining Company
               and Registrant                     Attached

     10.1(b)   Sixth Amendment to Loan
               Agreement dated as of December 31,
               1998 among Hecla Mining Company
               and Registrant                     Attached

     10.1(c)   Seventh Amendment to Loan
               Agreement dated as of February 9,
               2000 among Hecla Mining Company
               and Registrant                     Attached

    27         Financial Data Schedule