Form 10-Q
period 2000-03-31
CONSIL CORP
filed 2000-05-11
CIK 23778

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                            FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000



Commission file number      0-4846-3
                        -----------------------------------------


                    CONSIL CORP.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Idaho                        82-0288840
-------------------------------     -----------------------------
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)      Identification No.)

  6500 Mineral Drive
  Coeur d'Alene, Idaho                       83815-8788
-----------------------------------------------------------------
(Address of principal executive offices) (Zip Code)

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
                     ----      ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                    Outstanding April 30, 2000
--------------------------       ---------------------------
Common stock, no par value           9,449,707 shares

                          CONSIL CORP.

                            FORM 10-Q

              FOR THE QUARTER ENDED MARCH 31, 2000


                           I N D E X *
                           ---------

                                                            Page
                                                            ----
PART I. - Financial Information

   Item l -   Consolidated Balance Sheets - March 31,
              2000 and December 31, 1999                     3

          -   Consolidated Statements of Operations -
              Three Months Ended March 31, 2000 and 1999     4

          -   Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 2000 and 1999     5

          -   Notes to Consolidated Financial Statements     6

   Item 2 -   Management's Discussion and Analysis of
              Financial Condition and Results of Operations  7


PART II. - Other Information

   Item 1 -   Legal Proceedings                              10

   Item 6 -   Exhibits and Reports on Form 8-K               10



*    Items omitted are not applicable


                 PART I - FINANCIAL INFORMATION

                          CONSIL CORP.

             Consolidated Balance Sheets (Unaudited)
                         (U.S. dollars)
                                              March 31,   December 31,
                                                 2000        1999
                                              ---------   ------------
                             ASSETS
Current assets:
 Cash and cash equivalents                    $  16,075   $  11,209
 Other receivables                                  270         148
 Prepaid expenses                                   - -         300
 Income tax refund receivable                     8,000       8,000
                                              ---------   ---------

         Total current assets                    24,345      19,657
                                              ---------   ---------

         Total assets                         $  24,345   $  19,657
                                              =========   =========


              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses        $     - -   $   3,175
 Accounts payable - Hecla Mining Company        249,124     248,650
  Accrued  interest  payable - Hecla Mining
   Company                                      232,096     214,209
 Note payable - Hecla Mining Company            725,000     711,000
                                              ---------   ---------

         Total current liabilities            1,206,220   1,177,034
                                              ---------   ---------

Stockholders' deficit:
 Preferred stock; $0.25 par value; authorized
     10,000,000  shares;  issued  and
       outstanding,  none                          -  -        -  -
 Common stock; no par value; authorized
     100,000,000 shares; issued
       9,455,689 shares                        2,111,675   2,111,675
 Accumulated deficit                          (3,290,089) (3,265,591)
  Less:  Common  stock reacquired at cost;
     5,982  shares                                (3,461)     (3,461)
                                              ----------   ---------

         Total stockholders' deficit          (1,181,875) (1,157,377)
                                              ----------  ----------

          Total  liabilities and stockholders'
            deficit                           $   24,345   $  19,657
                                              ==========   =========


           The accompanying notes are an integral part of the consolidated financial statements.


           PART I - FINANCIAL INFORMATION (Continued)

                          CONSIL CORP.

        Consolidated Statements of Operations(Unaudited)
                         (U.S. dollars)
                                          Three Months Ended
                                    ----------------------------
                                     March 31,       March 31,
                                        2000            1999
                                    ------------    ------------
Revenue:
  Interest                          $        - -    $         30
                                             - -              30

Expenses:
  Interest expense on note payable
    to Hecla Mining company               17,887          16,367
  General and administrative               6,317           7,377
  Foreign exchange loss                      294             796
                                    ------------     -----------
                                          24,498          24,540
                                    ------------     -----------

Loss before income taxes                 (24,498)        (24,510)
Income tax provision                         - -             - -
                                    ------------    ------------
Net loss                            $    (24,498)   $    (24,510)
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


           PART I - FINANCIAL INFORMATION (Continued)

                          CONSIL CORP.

        Consolidated Statements of Cash Flows (Unaudited)
                         (U.S. dollars)
                                            Three Months Ended
                                        ------------------------
                                         March 31,    March 31,
                                            2000         1999
                                        ----------    ---------
Operating activities:
  Net loss                              $   (24,498)  $  (24,510)
  Change in:
    Accounts and other receivables              178         (371)
    Accounts payable and accrued
      liabilities                            (2,701)         792
    Accrued interest payable on note to
      Hecla Mining Company                   17,887       16,367
                                         ----------   ----------
  Net cash used by operating activities      (9,134)      (7,722)
                                         ----------   ----------

Financing activities:
  Proceeds from note payable to
    Hecla Mining Company                     14,000          - -
                                         ----------   ----------
  Net cash provided by financing
    activities                               14,000          - -
                                         ----------   ----------

Net increase (decrease) in cash
  and cash equivalents                        4,866       (7,722)

Cash and cash equivalents at
  beginning of period                        11,209       11,236
                                         ----------   ----------

Cash and cash equivalents at
  end of period                          $   16,075   $    3,514
                                         ==========   ==========


         The accompanying notes are an integral part of the consolidated financial statements.

                          CONSIL CORP.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The notes to the consolidated financial statements as of December 31, 1999, as set forth in ConSil Corp.'s (ConSil) 1999 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements and are not repeated here. All amounts are in U.S. dollars unless otherwise indicated.

Note 2. The financial information given in the accompanying unaudited interim financial statements reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1999, was derived from the audited consolidated balance sheet described in Note 1 above.

Note 3. At March 31, 2000, ConSil had 9,449,707 common shares outstanding of which Hecla Mining Company (Hecla), the majority stockholder of ConSil, owned 7,418,300 shares or 78.503% of the outstanding shares.

                    The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2000, ConSil had negative working capital of $1,181,875 and a stockholders' deficit of $1,181,875. Included in current liabilities are a $725,000 note payable, and the related accrued interest, due to Hecla which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2001. If other sources of funds are unavailable, Hecla has committed to fund the reasonable minimum financial requirements of ConSil through March 31, 2001.

                          CONSIL CORP.

Note 4. On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000, due in its entirety on or before December 31, 1996. This loan agreement was subsequently amended on seven separate occasions, increasing the amount available to borrow to $725,000 and extending the repayment date to March 31, 2001. At March 31, 2000, there was $725,000 outstanding under the loan agreement with Hecla, having an interest rate of 10.5%, and accrued interest due to Hecla totaling $232,096.

Note 5. ConSil prepares its consolidated financial statements in accordance with generally accepted accounting principles (GAAP) as practiced in the United States. ConSil also has regulatory reporting requirements in Canada. There are no differences between U.S. GAAP and Canadian GAAP with respect to stockholders' deficit or net loss at March 31, 2000 or 1999 and the three months then ended.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          -------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

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

          Results of Operations
          ---------------------

                    ConSil reported a net loss of $24,498, or nil per share, for the first quarter of 2000 compared to a net loss of $24,510, or nil per share, in the first quarter of 1999. The decrease in the net loss was due to a decrease in general and administrative expense partially offset by an increase in interest expense on the note payable to Hecla (see Note 4 of Notes to Consolidated Financial Statements).

          Financial Condition and Liquidity
          ---------------------------------

                    At March 31, 2000, assets totaled $24,345 and stockholders' deficit totaled $1,181,875. Cash and cash equivalents increased by $4,866 to $16,075 at March 31, 2000 from $11,209 at December 31, 1999. The primary source of cash was from borrowings against the note payable to Hecla of $14,000. This source of cash was partly offset by general and administrative expenditures.

                    Working capital decreased $24,498 during the first quarter of 2000, from a negative $1,157,377 at December 31, 1999 to a negative $1,181,875 at March 31, 2000. The decrease in working capital was the result of funding operating losses consisting principally of interest and general and administrative costs.

                          CONSIL CORP.

                    ConSil's planned 2000 expenditures include the necessary expenditures to maintain the current inactive status of ConSil. ConSil intends to finance planned expenditures through existing cash and cash equivalents. Any further exploration projects, potential acquisitions or even limited operations are subject to ConSil being able to raise funds from external sources.

                    The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2000, ConSil had negative working capital of $1,181,875 and a stockholders' deficit of $1,181,875. Included in current liabilities are the $725,000 note payable, and the related accrued interest, due to Hecla which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2001. If other sources of funds are unavailable, Hecla has committed to fund the reasonable minimum financial requirements of ConSil through March 31, 2001.

          Quantitative  and  Qualitative Disclosures  about
          -------------------------------------------------
          Market Risk
          -----------

                     At March 31, 2000, ConSil's note payable  to
          Hecla (refer to Note 4 of Notes to Consolidated Financial Statements) was subject to changes in market interest rates. However, due to the short-term nature of the debt, ConSil's management does not believe it is at material risk with respect to changes in market interest rates.

                   PART II - OTHER INFORMATION

                          CONSIL CORP.


Item 1.   Legal Proceedings
          -----------------

          There are no pending legal proceedings.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

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


                                        CONSIL CORP.
                               --------------------------------
                                       (Registrant)



Date:  May 11, 2000           By:
                                 ------------------------------
                                   Roger A. Kauffman
                                   President and Director




Date:  May 11, 2000           By:
                                 ------------------------------
                                   David F. Wolfe
                                   Treasurer(principal
                                   accounting and
                                   financial officer)

                          CONSIL CORP.

            Form 10Q  -  Period Ending March 31, 2000

                          EXHIBIT LIST



 Exhibit No.                       Description
 -----------                  ------------------------

     27                       Financial Data Schedule