Form 10-Q
period 2000-06-30
CONSIL CORP
filed 2000-08-14
CIK 23778

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-Q

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000

Commission file number      0-4846-3
                        --------------------------------------------------


                         CONSIL CORP.
--------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


           Idaho                                  82-0288840
--------------------------------          --------------------------------
(State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)                 Identification No.)

  6500 Mineral Drive
  Coeur d'Alene, Idaho                             83815-8788
--------------------------------          --------------------------------
(Address of principal executive offices)          (Zip Code)


                              208-769-4100
--------------------------------------------------------------------------
     (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes  XX . No      .
                                                        ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding July 31, 2000
------------------------------           ---------------------------------
Common stock, no par value                        9,449,707 shares

                               ConSil Corp.

                                 Form 10-Q

                    For the Quarter Ended June 30, 2000



                                  Index *
                                  -----

                                                            Page
Part I. - Financial Information

   Item l -   Consolidated Balance Sheets - June 30,
              2000 and December 31, 1999                     3

          -   Consolidated Statements of Operations -
              Three Months and Six Months Ended
              June 30, 2000 and 1999                         4

          -   Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 2000 and 1999        5

          -   Notes to Consolidated Financial Statements     6

   Item 2 -   Management's Discussion and Analysis of
              Financial Condition and Results of Operations  7


Part II. - Other Information

   Item 1 -   Legal Proceedings                              11

   Item 6 -   Exhibits and Reports on Form 8-K               11




*  Items omitted are not applicable.

                      Part I - Financial Information

                               ConSil Corp.

                  Consolidated Balance Sheets (Unaudited)
                              (U.S. Dollars)
                              --------------

                                                   June 30,    December 31,
                                                     2000          1999
                                                  ----------   ------------
     Assets
Current assets:
  Cash and cash equivalents                        $  17,618   $  11,209
  Other receivables                                      128         148
  Prepaid expenses                                       - -         300
  Income tax refund receivable                           - -       8,000
                                                   ---------   ---------

      Total current assets                            17,746      19,657
                                                   ---------   ---------

      Total assets                                 $  17,746   $  19,657
                                                   =========   =========

     Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued expenses            $     - -   $   3,175
  Accounts payable - Hecla Mining Company            248,517     248,650
  Accrued interest payable - Hecla Mining Company    251,522     214,209
  Note payable - Hecla Mining Company                725,000     711,000
                                                   ---------   ---------

      Total current liabilities                    1,225,039   1,177,034
                                                   ---------   ---------

Stockholders' deficit:
  Preferred stock; $0.25 par value; authorized
    10,000,000 shares; issued and outstanding, none      - -         - -
  Common stock; no par value; authorized
    100,000,000 shares; issued 9,455,689 shares    2,111,675   2,111,675
  Accumulated deficit                             (3,315,507) (3,265,591)
  Less: Common stock reacquired at cost;
    5,982 shares                                      (3,461)     (3,461)
                                                   ---------   ---------

      Total stockholders' deficit                 (1,207,293) (1,157,377)
                                                   ---------   ---------

      Total liabilities and stockholders' deficit  $  17,746   $  19,657
                                                   =========   =========


           The accompanying notes are an integral part of the consolidated financial statements.


                Part I - Financial Information (Continued)

                               ConSil Corp.

             Consolidated Statements of Operations (Unaudited)
                              (U.S. Dollars)


                                    Three Months Ended        Six Months Ended
                               ------------------------     --------------------
     ````````                      June 30,   June 30,       June 30,   June 30,
                                     2000       1999           2000       1999
                               ------------ -----------     ---------- ---------
Revenue:
  Interest                     $     - -     $      - -     $     - -  $    30
                               ------------  ----------     ---------  -------
                                     - -            - -          - -         30
                               ------------  ----------     ---------  -------

Expenses:
  General and administrative       6,455          9,474       12,772     16,851
  Interest expense on note
    payable to Hecla Mining Co.   19,426         16,625       37,313     32,992
  Foreign exchange (gain) loss      (463)           294         (169)     1,090
                               ---------     ----------     --------    -------
                                  25,418         26,393       49,916     50,933
                               ---------     ----------     --------    -------

Loss before income taxes         (25,418)       (26,393)     (49,916)   (50,903)
Income tax provision                 - -            - -          - -        - -
                               ---------      ---------     --------   --------
Net loss                       $ (25,418)     $ (26,393)    $(49,916)  $(50,903)
                               =========      =========     ========   ========

Basic and diluted loss per
  common share                 $     nil      $     nil     $  (0.01)  $  (0.01)
                               =========      =========     ========   ========

Cash dividends per share       $     - -      $     - -     $    - -   $    - -
                               =========      =========     ========   ========

Weighted average number of
  common shares outstanding    9,449,707      9,449,707     9,449,707 9,449,707
                               =========      =========     ========= =========




                The accompanying notes are an integral part
                 of the consolidated financial statements.

                               ConSil Corp.

             Consolidated Statements of Cash Flows (Unaudited)
                              (U.S. Dollars)

                                               Six Months Ended
                                         --------------------------
                                            June 30,      June 30,
                                              2000          1999
                                         -----------    -----------
Operating activities:
   Net loss                               $  (49,916)   $   (50,903)
   Change in:
      Accounts and other receivables           8,320             30
      Accounts payable and accrued
        liabilities                           (3,308)         1,115
      Accrued interest payable on note
        to Hecla Mining Company               37,313         32,992
                                          ----------     ----------
   Net cash used by operating activities      (7,591)       (16,766)
                                          ----------     ----------

Financing activities:
   Borrowing on Hecla note payable            14,000         11,000
                                          ----------     ----------
Net cash provided by financing
     activities                               14,000         11,000
                                          ----------     ----------

Net increase (decrease) in cash
   and cash equivalents                        6,409         (5,766)

Cash and cash equivalents at
   beginning of period                        11,209         11,236
                                          ----------     ----------

Cash and cash equivalents at
   end of period                          $   17,618     $    5,470
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

Note 3. At June 30, 2000, ConSil had 9,449,707 common shares outstanding of which Hecla Mining Company (Hecla), the majority stockholder of ConSil, owned 7,418,300 shares or 78.503% of the outstanding shares.

               The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2000, ConSil had negative working capital of $1,207,293 and a stockholders' deficit of $1,207,293. Included in current liabilities are the $725,000 note payable and the related accrued interest due to Hecla which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2001. Also included in current liabilities are accounts payable to Hecla of $248,517. If other sources of funds are unavailable, Hecla has committed to fund the reasonable minimum financial requirements of ConSil through March 31, 2001.

                               ConSil Corp.

Note 4. On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000, due in its entirety on or before December 31, 1996. This loan agreement was subsequently amended on seven separate occasions, increasing the amount available to borrow to $725,000 and extending the repayment date until March 31, 2001. At June 30, 2000, there was $725,000 outstanding under the loan agreement with Hecla, having an interest rate of 11% and accrued interest due to Hecla totaling $251,522.

Note 5. ConSil prepares its consolidated financial statements in accordance with generally accepted accounting principles (GAAP) as practiced in the United States. ConSil also has regulatory reporting requirements in Canada. There are no differences between U.S. GAAP and Canadian GAAP with respect to stockholders' deficit or net loss at June 30, 2000 or 1999 and the six months then ended.


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

          Mr. Roger A. Kauffman resigned as President and Director of ConSil on July 10, 2000 as a result of leaving his position with Hecla Mining Company, ConSil's majority stockholder. Mr. Michael B. White has been appointed by ConSil's Board of Directors to serve as the current President and as Director. Mr. White also serves as Hecla's Vice President - General Counsel.


     Results of Operations
     ---------------------

     First Six Months of 2000 Compared to First Six Months of 1999
     -------------------------------------------------------------

          ConSil reported a net loss of $49,916, or $0.01 per share, for the first six months of 2000 compared to a net loss of $50,903, or $0.01 per share in the same period in 1999. The decrease in the net loss was due primarily to a decrease in general and administrative expense of $4,079, partially offset by a $4,321 increase in interest expense on the note payable to Hecla (see Note 4 of Notes to Consolidated Financial Statements).


     Three  Months Ended June 30, 2000 Compared to Three Months Ended
     ----------------------------------------------------------------
     June 30, 1999
     -------------

          ConSil reported a net loss of $25,418, or nil per share in the second quarter of 2000, compared to a net loss of $26,393, or nil per share in the second quarter of 1999. The decrease in the net loss was due primarily to a decrease in general and administrative costs of $3,019, partially offset by a $2,801 increase in interest expense.

                               ConSil Corp.


     Financial Condition and Liquidity
     ---------------------------------

          At June 30, 2000, assets totaled $17,746 and stockholders' deficit totaled $1,207,293. Cash and cash equivalents increased by $6,409 to $17,618 at June 30, 2000 from $11,209 at December 31, 1999. The primary source of cash was from borrowings of $14,000 against the note payable to Hecla. This source of cash was partly offset by general and administrative expenditures.

          Working capital decreased $49,916 during the first six months of 2000, from a negative $1,157,377 at December 31, 1999 to a negative $1,207,293 at June 30, 2000. The decrease in working capital is primarily the result of funding operating losses consisting principally of interest and general and administrative costs.

          ConSil's planned 2000 expenditures include the necessary expenditures to maintain the current inactive status of ConSil. ConSil intends to finance planned expenditures partially through existing cash and cash equivalents. Any further exploration projects, potential acquisitions or even limited operations are subject to ConSil being able to raise funds from external sources.

          The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2000, ConSil had negative working capital of $1,207,293 and a stockholders' deficit of $1,207,293. Included in current liabilities are the $725,000 note payable and the related accrued interest due to Hecla which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2001. Also included in current liabilities are accounts payable to Hecla of $248,517. If other sources of funds are unavailable, Hecla has committed to fund the reasonable minimum financial requirements of ConSil through March 31, 2001.

     Quantitative and Qualitative Disclosures About Market Risk
     ----------------------------------------------------------

          At June 30, 2000, ConSil's note payable to Hecla (refer to Note 4 of Notes to Consolidated Financial Statements) was subject to changes in market interest rates. However, due to the short-term nature of the debt, ConSil's management does not believe it is at material risk with respect to changes in market interest rates.

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


                                                  CONSIL CORP.
                                         --------------------------------
                                                  (Registrant)



     Date:  August 14, 2000        By:     /s/ Michael B. White
                                       ---------------------------------
                                       Michael B. White
                                       President and Director




     Date:  August 14, 2000        By:    /s/ David F. Wolfe
                                      ----------------------------------
                                      David F. Wolfe
                                      Treasurer (principal accounting
                                      and financial officer)

                               ConSil Corp.

                 Form 10Q  -  Period Ending June 30, 2000



                               Exhibit List
                               ------------



      Exhibit No.                        Description
      ----------                   ---------------------------

          27                       Financial Data Schedule