Form 10-Q
period 2000-09-30
CONSIL CORP
filed 2000-11-13
CIK 23778

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-Q

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000

Commission file number      0-4846-3
                      -----------------------------------------------


                         CONSIL CORP.
---------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


           Idaho                               82-0288840
-------------------------------        ------------------------------
(State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)           Identification No.)

  6500 Mineral Drive
  Coeur d'Alene, Idaho                          83815-8788
------------------------------------     ----------------------------
(Address of principal executive offices)        (Zip Code)

                               208-769-4100
---------------------------------------------------------------------
           (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for at least the past 90 days. Yes XX  No    .
                                                      ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                    Outstanding September 30, 2000
---------------------------       -----------------------------------
Common stock, no par value                  9,449,707 shares

                               ConSil Corp.

                                 Form 10-Q

                 For the Quarter Ended September 30, 2000



                                  Index *
                                  -----

                                                            Page
                                                            ----
Part I. - Financial Information

   Item l -   Consolidated Balance Sheets -
              September 30, 2000 and December 31, 1999       3

          -   Consolidated Statements of Operations -
              Three Months and Nine Months Ended
              September 30, 2000 and 1999                    4

          -   Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 2000 and 1999  5

          -   Notes to Consolidated Financial Statements     6

   Item 2 -   Management's Discussion and Analysis of
              Financial Condition and Results of Operations  7


Part II. - Other Information

   Item 1 -   Legal Proceedings                              11

   Item 6 -   Exhibits and Reports on Form 8-K               11




*  Items omitted are not applicable.

                      Part I - Financial Information

                               ConSil Corp.

                  Consolidated Balance Sheets (Unaudited)
                              (U.S. Dollars)
                             ---------------
[CAPTION]

                                                  September 30,   December 31,
                                                       2000           1999
                                                  -------------   ------------
                                Assets
Current assets:
  Cash and cash equivalents                        $     4,810    $    11,209
  Other receivables                                         41            148
  Prepaid expenses                                         - -            300
  Income tax refund receivable                             - -          8,000
                                                   -----------    -----------

      Total current assets                               4,851         19,657
                                                   -----------    -----------

      Total assets                                 $     4,851    $    19,657
                                                   ===========    ===========

                  Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued expenses            $       - -    $     3,175
  Accounts payable - Hecla Mining Company                  - -        248,650
  Accrued interest payable - Hecla Mining Company      262,623        214,209
  Note payable - Hecla Mining Company                  725,000        711,000
                                                   -----------    -----------

      Total current liabilities                        987,623      1,177,034
                                                   -----------    -----------

Stockholders' deficit:
  Preferred stock; $0.25 par value; authorized
    10,000,000 shares; issued and outstanding, none        - -            - -
  Common stock; no par value; authorized
    100,000,000 shares; issued 9,455,689 shares       2,360,572     2,111,675
  Accumulated deficit                                (3,339,883)   (3,265,591)
    Less: Common stock reacquired at cost;
     2000 & 1999 - 5,982 shares                          (3,461)       (3,461)
                                                   ------------    ----------

      Total stockholders' deficit                      (982,772)   (1,157,377)
                                                   ------------    ----------

      Total liabilities and stockholders' deficit  $      4,851    $   19,657
                                                   ============    ==========


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                               ConSil Corp.

             Consolidated Statements of Operations (Unaudited)
                              (U.S. Dollars)
[CAPTION]

                                           Three Months Ended                Nine Months Ended
                                      -----------------------------    -----------------------------
                                      September 30,   September 30,    September 30,   September 30,
                                          2000            1999             2000             1999
                                      -------------   -------------    -------------   -------------
Revenue:
  Interest                            $       - -       $     1,006    $       - -     $      1,036
                                      -----------       -----------    -----------     ------------
                                              - -             1,006            - -            1,036

Expenses:
  General and administrative                3,866             1,123         16,638           17,974
  Interest expense on note payable
    to Hecla Mining Company                20,101            17,103         57,414           50,095
  Foreign exchange loss (gain)                409                (9)           240            1,081
                                     ------------       -----------    -----------     ------------
                                           24,376            18,217         74,292           69,150
                                     ------------       -----------    -----------     ------------

Loss before income taxes                  (24,376)          (17,211)       (74,292)         (68,114)
Income tax provision                          - -               - -            - -              - -
                                     ------------       -----------    -----------     ------------
Net loss                             $    (24,376)      $   (17,211)   $   (74,292)    $    (68,114)
                                     ============       ===========    ===========     ============

Basic and diluted loss per
  common share                       $        nil       $       nil    $     (0.01)    $      (0.01)
                                     ============       ===========    ===========     ============

Cash dividends per share             $        - -       $       - -    $       - -     $        - -
                                     ============       ===========    ===========     ============

Weighted average number of
  common shares outstanding             9,449,707          9,449,707     9,449,707        9,449,707
                                     ============       ============   ===========     ============


                The accompanying notes are an integral part
                 of the consolidated financial statements.

                               ConSil Corp.

             Consolidated Statements of Cash Flows (Unaudited)
                              (U.S. Dollars)
[CAPTION]

                                                      Nine Months Ended
                                                 -----------------------------
                                                 September 30,   September 30,
                                                     2000            1999
                                                 -------------   -------------
Operating activities:
   Net loss                                      $  (74,292)     $   (68,114)
   Change in:
      Accounts  and  other  receivables                 407               97
      Income tax refund receivable                    8,000            8,000
      Accounts payable                               (2,928)           1,115
      Accrued interest payable on note
        to Hecla Mining Company                      48,414           50,095
                                                 ----------      -----------
   Net cash used by operating activities            (20,399)          (8,807)
                                                 ----------      -----------

Financing activities:
    Borrowing on Hecla note payable                  14,000           11,000
                                                 ----------      -----------
    Net cash provided by financing
      activities                                     14,000           11,000
                                                 ----------      -----------

Net increase (decrease) in cash
   and cash equivalents                              (6,399)           2,193

Cash and cash equivalents at
   beginning of period                               11,209           11,236
                                                 ----------      -----------

Cash and cash equivalents at
   end of period                                $     4,810      $    13,429
                                                ===========      ===========


     Noncash financing activity:  See Note 3.

              The accompanying notes are an integral part of
                  the consolidated financial statements.

                               ConSil Corp.

                Notes to Consolidated Financial Statements

Note 1. The notes to the consolidated financial statements as of December 31, 1999, as set forth in ConSil Corp.'s 1999 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements and are not repeated here. All amounts are in U.S. dollars unless otherwise indicated.

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

Note 3. At September 30, 2000, ConSil had 9,449,707 common shares outstanding of which Hecla Mining Company, the majority stockholder of ConSil, owned 7,418,300 shares or 78.503% of the outstanding shares.

               On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000, due in its entirety on or before December 31, 1996. This loan agreement was subsequently amended on seven separate occasions, increasing the amount available to borrow to $725,000 and extending the repayment date until March 31, 2001. At September 30, 2000, there was $725,000 outstanding under the loan agreement with Hecla, having an interest of 11% and accrued interest due to Hecla totaling $262,623.

               During the third quarter of 2000, Hecla forgave $248,650 of ConSil and Minera ConSil's accounts payable to Hecla Mining Company and Minera Hecla, S.A. de C.V. ConSil recorded the forgiveness of the accounts payable as an equity contribution.

                               ConSil Corp.

               The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2000, ConSil had negative working capital of $982,772 and a stockholders' deficit of $982,772. Included in current liabilities are the $725,000 note payable and the related accrued interest due to Hecla which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2001. If other sources of funds are unavailable, Hecla has committed to fund the reasonable minimum financial requirements of ConSil through March 31, 2001.

Note 4. ConSil prepares its consolidated financial statements in accordance with generally accepted accounting principles (GAAP) in the United States. ConSil also has regulatory reporting requirements in Canada. There are no differences between U.S. GAAP and Canadian GAAP with respect to stockholders' deficit or net loss at September 30, 2000 or 1999 and the three and nine months then ended.


Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
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

               Mr. Roger A. Kauffman resigned as President and Director of ConSil on July 10, 2000 as a result of leaving his position with Hecla Mining Company, ConSil's majority stockholder. Mr. Michael
          B. White has been appointed by ConSil's Board of Directors to serve as the current President and as Director. Mr. White also serves as Hecla's Vice President - General Counsel and Secretary.

               Mr. John P. Stilwell resigned from the Board of Directors of ConSil on September 8, 2000 as a result of leaving his position with Hecla Mining Company. Mr. Lewis E. Walde has been appointed to ConSil's Board of Directors. Mr. Walde also serves as Hecla's Controller.

     Results of Operations
     ---------------------

     First Nine Months of 2000 Compared to First Nine Months of 1999
     ---------------------------------------------------------------

          ConSil reported a net loss of $74,292, or $0.01 per share, for the first nine months of 2000 compared to a net loss of $68,114, or $0.01 per share in the same period in 1999. The increase in the net loss was due primarily to an increase in interest expense of $7,319 on the note payable to Hecla (see Note 3 of Notes to Consolidated Financial Statements) and a decrease in interest income of $1,036. Partially offsetting the unfavorable items was a decrease in general and administrative expense of $1,336 and a decrease in foreign exchange loss of $841.

                               ConSil Corp.

     Three  Months  Ended  September 30, 2000 Compared  to  Three  Months
     --------------------------------------------------------------------
     Ended September 30, 1999
     ------------------------

          ConSil reported a net loss of $24,376, or nil per share in the third quarter of 2000, compared to a net loss of $17,211, or nil per share in the third quarter of 1999. The increase in the net loss was due primarily to an increase in interest expense of $2,998 on the note payable to Hecla (see Note 3 of Notes to Consolidated Financial Statements), an increase in general and administrative expense of $2,743, and an increase in foreign exchange loss of $418.

     Financial Condition and Liquidity
     ---------------------------------

          At September 30, 2000, assets totaled $4,851 and stockholders' deficit totaled $982,772. Cash and cash equivalents decreased by $6,399 to $4,810 at September 30, 2000 from $11,209 at December 31, 1999.
     The primary uses of cash were for payment of general and administrative costs, and an interest payment of $9,000 on the note payable to Hecla (see Note 3 of Notes to Consolidated Financial Statements). The primary source of cash was from borrowings of $14,000 against the note payable to Hecla.

         Working capital increased $174,605 during the first nine months of 2000, from a negative $1,157,377 at December 31, 1999 to a negative $982,772 at September 30, 2000. The increase in working capital is primarily the result of Hecla's forgiveness of ConSil's accounts payable to Hecla and Minera Hecla, S.A. de C.V. of $248,650, partly offset by funding operating losses, consisting principally of interest and general and administrative costs.

         ConSil's planned 2000 expenditures include the necessary expenditures to maintain the current inactive status of ConSil. ConSil intends to finance planned expenditures partially through existing cash and cash equivalents. If additional funds are required, Hecla has agreed to fund the reasonable minimum financial requirements of ConSil through March 31, 2001. On December 31, 1999, ConSil and Hecla entered into a seventh

                               ConSil Corp.


     amendment to the loan agreement (see Note 3 of Notes to Consolidated Financial Statements) which extended the due date to March 31, 2001.

         As of September 30, 2000, $725,000 was payable to Hecla, excluding accrued interest of $262,623, under the loan agreement. Any further exploration projects, potential acquisitions or even limited operations are subject to ConSil being able to raise funds from external sources.

         The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2000, ConSil had negative working capital of $982,772 and a stockholders' deficit of $982,772. Included in current liabilities are the $725,000 note payable and the related accrued interest due to Hecla which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2001. If other sources of funds are unavailable, Hecla has committed to fund the reasonable minimum financial requirements of ConSil through March 31, 2001.

     Quantitative and Qualitative Disclosures About Market Risk
     ----------------------------------------------------------

         At September 30, 2000, ConSil's note payable to Hecla (refer to Note 3 of Notes to Consolidated Financial Statements) was subject to changes in market interest rates. However, due to the short-term nature of the debt, ConSil's management does not believe it is at material risk with respect to changes in market interest rates.

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


                                                  CONSIL CORP.
                                      ----------------------------------
                                                  (Registrant)



     Date:  November 13, 2000      By:
                                      ----------------------------------
                                      Michael B. White
                                      President and Director




     Date:  November 13, 2000      By:
                                      ----------------------------------
                                      David F. Wolfe
                                      Treasurer (principal accounting
                                      and financial officer)

                               ConSil Corp.

               Form 10Q  -  Period Ending September 30, 2000



                               Exhibit List
                               ------------



      Exhibit No.                            Description
      -----------                     ----------------------------

          27                          Financial Data Schedule