Form 10-K
period 2000-12-31
CONSIL CORP
filed 2001-03-28
CIK 23778

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

Commission File No.                  0-4846-3
                   ------------------------------------------------

                           CONSIL CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Idaho                                82-0288840
---------------------------------------      --------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)

   6500 Mineral Drive
   Coeur d'Alene, Idaho                           83815-8788
---------------------------------------      --------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  208-769-4100
                                                    -------------

Securities registered pursuant to Section 12(g) of the Act:

                                  Name of Each Exchange on
   Title of Each Class         Which Each Class is Registered
----------------------------   ------------------------------
Common stock, no par value          Vancouver Stock Exchange
                                       OTC Bulletin Board

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes    XX     No
                                                 ---------    -------

     Indicate  by  check  mark if disclosure of delinquent  filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [ X ]

     The aggregate market value of the registrant's voting common stock held by nonaffiliates was $284,257 at March 16, 2001, based on the latest trade date on the Vancouver Stock Exchange of February 5, 2001. As of March 16, 2001, there were 9,449,707 shares of the registrant's common stock outstanding.

                                     PART I

Item 1.   Business

     (a) ConSil Corp. (ConSil), formerly Consolidated Silver Corporation, held mineral properties in Shoshone County, Idaho known as the Silver Summit mine.
On November 14, 1995, ConSil's stockholders approved the sale of its interest in the Silver Summit mine and adjacent mining properties located in Shoshone County, Idaho to Sunshine Precious Metals, Inc. (Sunshine) for a cash payment of $750,000 plus a variable production royalty tied to the price of silver. During 2000, Sunshine was reorganized through a Chapter 11 bankruptcy and shut down operations at its Sunshine Mine located adjacent to the properties subject to ConSil's production royalty.

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

     ConSil has spent no funds during the past five fiscal years on mineral research activities relating to the development of new products or services or the improvement of existing products or services. There were no exploration expenses incurred in 1998, 1999 or 2000.

     ConSil currently has no employees. Certain administrative services are provided by employees of Hecla Mining Company (Hecla), the majority stockholder of ConSil.

     (d) For geographic information, see Note 6 of Notes to Consolidated Financial Statements.

Item 2.   Property

     In 1995, stockholders approved the sale of all of ConSil's interest in the Silver Summit mine, plant, equipment and all patented and unpatented mining properties located in Shoshone

County, Idaho, to Sunshine Precious Metals, Inc. (Sunshine) for a cash payment of $750,000 plus a variable production royalty tied to the price of silver. The Silver Summit mine property is not currently producing minerals such that ConSil would be entitled to production royalties from Sunshine. During 2000, Sunshine was reorganized through a Chapter 11 bankruptcy and shut down operations at its Sunshine Mine located adjacent to the properties subject to ConSil's production royalty.

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

                                              Bid
                                              ----
                                     High           Low
                                    ------         ------

     2000
           First Quarter            $   .03        $   .03
           Second Quarter               .03            .03
           Third Quarter                .03            .03
           Fourth Quarter               .03            .03

     1999
           First Quarter            $   .15        $   .10
           Second Quarter               .10            .05
           Third Quarter                .03            .03
           Fourth Quarter               .03            .03


     The number of holders of record of ConSil's common stock as of December 31, 2000 was 3,222. At December 31, 2000, Hecla held 7,418,300, or 78.503%, shares of ConSil's outstanding common stock.

     There have been no dividends declared or paid since ConSil's inception in 1969 and ConSil does not expect to declare dividends in the foreseeable future.

Item 6.   Selected Financial Data(1)

                                                        Years Ended December 31,
                               ------------------------------------------------------------------------
                                  2000            1999           1998           1997           1996
                               -----------    ------------   ------------   ------------   ------------

     Revenues                  $       879    $      1,036   $     11,434   $        280   $      3,678
                               ===========    ============   ============   ============   ============

     Net loss                  $    (99,838)  $    (89,721)  $    (79,962)  $   (537,017)  $   (913,011)
                               ============   ============   ============   ============   ============

     Basic and diluted loss
       per common share        $      (0.01)  $      (0.01)  $      (0.01)  $      (0.06)  $      (0.10)
                               ============   ============   ============   ============   ============

     Total assets              $      1,503   $     19,657   $     27,356   $    114,838   $    472,970
                               ============   ============   ============   ============   ============

     Long-term debt            $        - -   $        - -   $        - -   $        - -   $        - -
                               ============   ============   ============   ============   ============

     Note and interest
        payable to Hecla       $   1,007,725  $    925,209   $    847,250   $    777,420   $    517,901
                               =============  ============   ============   ============   ============

     Accounts payable to
       Hecla                   $         - -  $    248,650   $    247,762   $    318,865   $    362,802
                               =============  ============   ============   ============   ============

     Redeemable preferred
       stock                   $         - -  $        - -   $        - -   $        - -   $        - -
                               =============  ============   ============   ============   ============

     Cash dividends            $         - -  $        - -   $        - -   $        - -   $        - -
                               ============   ============   ============   ============   ============

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

     Mr. Roger A. Kauffman resigned as President and Director of ConSil on July 10, 2000 as a result of leaving his position with Hecla Mining Company, ConSil's majority stockholder. Mr. Michael B. White has been appointed by ConSil's Board of Directors to serve as the current President and Director. Mr. White also serves as Hecla's Vice President - General Counsel and Secretary.

     Mr. John P. Stilwell resigned from the Board of Directors of ConSil on September 8, 2000 as a result of leaving his position with Hecla Mining Company. Mr. Lewis E. Walde has been appointed to ConSil's Board of Directors. Mr. Walde also serves as Hecla's Controller.

RESULTS OF OPERATIONS

2000 vs. 1999
-------------

     ConSil reported a net loss of $99,838, or $0.01 per share, for the year ended December 31, 2000 compared to a net loss of $89,721, or $0.01 per share, in 1999. The increase in the net loss was due to an increase in interest expense of $10,557 on the note payable to Hecla (see Note 3 of Notes to Consolidated Financial Statements) and a decrease in interest and other revenue of $157. These unfavorable variances were partly offset by a decrease in general and administrative expenses of $597.

1999 vs. 1998
-------------

     ConSil reported a net loss of $89,721, or $0.01 per share, for the year ended December 31, 1999 compared to a net loss of $79,962, or $0.01 per share, in 1998. The increase in the net loss was primarily due to decreases in interest and other revenue of $10,398 and increased general and administrative expenses of $2,232. These unfavorable variances were partly offset by a decrease in interest expense of $2,871 on the note payable to Hecla (see Note 3 of Notes to Consolidated Financial Statements).

FINANCIAL CONDITION AND LIQUIDITY

     At December 31, 2000, assets totaled $1,503 and stockholders' deficit totaled $1,008,318. Cash and cash equivalents decreased by $9,790 to $1,419 at December 31, 2000 from $11,209 at
December 31, 1999. Operating activities used $23,790 of cash during the year ended December 31, 2000. The primary use of cash for operating activities was for funding general and administrative expenses. This use of cash was partly offset by an income tax refund received in 2000.

     Financing activities provided $14,000 in cash during 2000. The $14,000 was from additional proceeds on the note payable to Hecla Mining Company.

     Working capital increased by $149,059 during 2000, from a negative $1,157,377 at December 31, 1999 to a negative $1,008,318 at December 31, 2000.
The decrease in working capital was primarily the result of Hecla's forgiveness of ConSil's accounts payable to Hecla and Minera Hecla, S.A. de C.V. (Hecla's wholly owned subsidiary) of $248,897, partly offset by funding operating losses, consisting principally of interest and general and administrative costs.

     On February 28, 2001, ConSil and Hecla entered into an eighth amendment to the loan agreement (see Note 3 of Notes to Consolidated Financial Statements) which extended the due date to no later than March 31, 2002. As of December 31, 2000, $725,000 was payable to Hecla, excluding accrued interest of $282,725, under the loan agreement. Any further exploration projects, potential acquisitions or even limited operations are subject to ConSil being able to raise funds from external sources. ConSil's planned 2001 expenditures include the necessary expenditures to maintain the current inactive status of ConSil. ConSil intends to finance these planned expenditures partially through existing cash and cash equivalents. The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. The current balance of cash and cash equivalents is inadequate to fund ConSil's necessary expenditures for 2001. Without additional funding from Hecla or other external sources, ConSil's ability to continue to operate as a going concern is in significant doubt.
There can be no assurance that Hecla will provide ConSil additional funding or that ConSil will be able to obtain financing from external sources. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk

     At December 31, 2000, ConSil's note payable to Hecla (refer to Note 3 of Notes to Consolidated Financial Statements) was subject to changes in market interest rates. However, due to the short-term nature of the debt, ConSil's management does not believe it is at material risk with respect to changes in market interest rates.

Item 8.   Financial Statements and Supplementary Data

     See Item 14 for index of Financial Statements and Supplemental Data filed herewith.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders of
ConSil Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of ConSil Corp. and subsidiaries (the Company) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had recurring negative working capital and stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Spokane, Washington
February 16, 2001

                                  CONSIL CORP.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999
                                 (U.S. dollars)
                               ----------------

                                     ASSETS

                                                          2000          1999
                                                       -----------   -----------
Current assets:
 Cash and cash equivalents                             $     1,419   $    11,209
 Other receivables                                              84           148
 Prepaid expenses                                              - -           300
 Income tax refund receivable                                  - -         8,000
                                                       -----------   -----------

      Total current assets                                   1,503        19,657
                                                       -----------   -----------

      Total assets                                     $     1,503   $    19,657
                                                       ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses                 $     2,096       $ 3,175
 Accounts payable - Hecla Mining Company                       - -       248,650
 Accrued interest payable - Hecla Mining Company           282,725       214,209
 Note payable - Hecla Mining Company                       725,000       711,000
                                                       -----------   -----------

      Total current liabilities                          1,009,821     1,177,034
                                                       -----------   -----------

Commitments (Note 3)

Stockholders' deficit:
 Preferred stock; $0.25 par value; authorized
   10,000,000 shares; issued and outstanding, none             - -           - -
 Common stock; no par value; authorized
   100,000,000 shares; issued 9,455,689 shares           2,360,572     2,111,675
 Accumulated deficit                                    (3,365,429)   (3,265,591)
 Less: Common stock reacquired at cost;
   2000 and 1999 - 5,982 shares                             (3,461)       (3,461)
                                                       -----------   -----------

      Total stockholders' deficit                       (1,008,318)   (1,157,377)
                                                       -----------   -----------

      Total liabilities and stockholders' deficit      $     1,503   $    19,657
                                                       ===========   ===========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                  CONSIL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 2000, 1999 and 1998
                                 (U.S. dollars)
                                  ------------

                                                2000           1999           1998
                                             -----------    -----------    -----------
Revenue:
   Interest                                  $       879    $     1,036    $     6,206
   Other                                             - -            - -          5,228
                                             -----------    -----------    -----------
                                                     879          1,036         11,434
                                             -----------    -----------    -----------
Expenses:
   General and administrative                     23,201         23,798         21,566
   Interest expense on note payable to
      Hecla Mining Company                        77,516         66,959         69,830
                                             -----------    -----------    -----------
                                                 100,717         90,757         91,396
                                             -----------    -----------    -----------

Loss before income taxes                         (99,838)       (89,721)       (79,962)

Income tax provision                                 - -            - -            - -
                                             -----------    -----------    -----------

Net loss                                     $   (99,838)   $   (89,721)   $   (79,962)
                                             ===========    ===========    ===========

Basic and diluted loss per common share      $     (0.01)   $     (0.01)   $     (0.01)
                                             ===========    ===========    ===========

Weighted average number of
   common shares outstanding                   9,449,707      9,449,707      9,449,707
                                             ===========    ===========    ===========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                  CONSIL CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the years ended December 31, 2000, 1999 and 1998
                                    (U.S. dollars)
                                   ----------------

                                                        2000        1999        1998
                                                     ---------   ---------   ---------
Operating activities:
  Net loss                                           $ (99,838)  $ (89,721)  $ (79,962)
  Noncash elements included in net loss:
     Deferred income tax provision                         - -         - -       8,000
  Change in:
     Other receivables                                      64         (28)     60,451
     Prepaid expenses                                      300        (300)        - -
     Income tax refund receivable                        8,000       8,000      (8,000)
     Accounts payable and accrued expenses                (832)      4,063     (77,350)
     Accrued interest payable on note to
       Hecla Mining Co.                                 68,516      66,959      69,830
                                                     ---------   ---------   ---------
  Net cash used by operating activities                (23,790)    (11,027)    (27,031)
                                                     ---------   ---------   ---------

Financing activities:
  Proceeds from note payable to Hecla Mining Co.        14,000      11,000         - -
                                                     ---------   ---------   ---------
  Net cash provided by financing
    activities                                          14,000      11,000         - -
                                                     ---------   ---------   ---------

Net decrease in cash and cash equivalents               (9,790)        (27)    (27,031)

Cash and cash equivalents at beginning
  of year                                               11,209      11,236      38,267
                                                     ---------   ---------   ---------

Cash and cash equivalents at end of year             $   1,419   $  11,209   $  11,236
                                                     =========   =========   =========

Supplemental disclosure of cash flow information:
  Cash paid (received) for income taxes              $  (8,000)  $  (8,000)  $      30
                                                     =========   =========   =========
  Cash paid for interest                             $   9,000   $     - -   $     - -
                                                     =========   =========   =========


See Note 4 for noncash investing activities


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                  CONSIL CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

              For the Years Ended December 31, 2000, 1999 and 1998
                                 (U.S. dollars)
                                -----------------


                                      Preferred Stock             Common Stock
                                   ---------------------    -------------------------
                                                                                        Accumulated       Treasury
                                    Shares      Amount        Shares        Amount        Deficit          Stock
                                   --------  -----------    ----------    -----------   ------------    ------------

BALANCES,
  December 31, 1997                    - -    $     - -      9,455,689    $ 2,111,675   $ (3,095,908)    $ (3,461)

Net loss                                                                                     (79,962)
                                     -----    ---------      ---------    -----------   ------------     --------

BALANCES,
   December 31, 1998                   - -          - -      9,455,689      2,111,675     (3,175,870)      (3,461)

Net loss                                                                                     (89,721)
                                    ------    ---------      ---------    -----------   ------------    ---------

BALANCES,
   December 31, 1999                   - -          - -      9,455,689      2,111,675     (3,265,591)      (3,461)

Increase in equity accounts
 due to forgiveness of debt                                        - -        248,897
Net loss                                                                                     (99,838)
                                    ------    ----------     ---------    -----------   ------------    ---------

BALANCES,
  December 31, 2000                    - -    $      - -     9,455,689    $ 2,360,572   $ (3,365,429)   $  (3,461)
                                    ======    ==========     =========    ===========   ============    =========



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                  CONSIL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation and Summary of Significant Accounting Policies

     ConSil Corp. (ConSil), formerly Consolidated Silver Corporation, and its wholly owned subsidiary, Minera ConSil, S.A. de C.V. (formed on December 20,
1995) currently have no operating properties.  ConSil is currently inactive.

     The accompanying consolidated financial statements include the accounts of ConSil and its wholly owned subsidiary. All significant intercompany transactions and accounts are eliminated in consolidation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     At December 31, 2000, ConSil had 9,449,707 common shares outstanding of which Hecla Mining Company (Hecla, the majority stockholder of ConSil) owned 7,418,300 shares or 78.503% of the outstanding shares.

     The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2000, ConSil had negative working capital of $1,008,318 and a stockholders' deficit of $1,008,318. Included in current liabilities is a $725,000 note payable and related accrued interest of $282,725 due to Hecla which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2002. The Company does not have the ability or sources of financing to repay this debt. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Exploration

     Exploration costs are charged to operations as incurred. However, ConSil has conducted no exploration in 1998, 1999 or 2000.

Basic and Diluted Loss Per Common Share

     Basic earnings per share (EPS) is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in 2000, 1999 and 1998, potentially dilutive securities were excluded from the calculation of diluted EPS as they were anti-dilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in 2000, 1999 and 1998.

Cash Equivalents

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

Accounting for Stock Options

     ConSil measures compensation cost for stock option plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." ConSil also provides the required disclosures of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

2.   Income Taxes

     The components of ConSil's income tax provision (benefit) for the years ended December 31, 2000, 1999 and 1998 were as follows:

                          2000         1999        1998
                       ---------    ----------  ---------

     Current:
          Federal      $     - -    $     - -   $     - -
          State              - -          - -      (8,000)
                       ---------    ---------   ---------

                             - -          - -      (8,000)
                       ---------    ---------   ---------

     Deferred:
          Federal            - -          - -         - -
          State              - -          - -       8,000
                       ---------    ---------   ---------

                             - -          - -       8,000
                       ---------    ---------   ---------

          Total        $     - -    $     - -   $     - -
                       =========    =========   =========


     The income tax provision (benefit) for the years ended December 31, 2000, 1999 and 1998 differed from the amounts which would have been provided by applying the statutory federal income tax rate to the loss before income taxes. The reasons for the differences were as follows:


                              2000               1999                 1998
                       -----------------    ----------------    -----------------

Computed "statutory"
  benefit              $ (33,945)    34%    $ (30,505)    34%   $ (27,187)   (34)%
Change in valuation
  allowance due to
  uncertainty of
  recovery of deferred
  tax assets              33,945     34        30,505     34       27,187     34
                       ---------   ----     ---------   ----    ---------   ----

                       $     - -    - -     $     - -    - -    $     - -    - -
                       =========   ====     =========   ====    =========   ====

     At December 31, 2000 and 1999, ConSil had the following deferred tax asset:

                                                  2000         1999
                                               ----------    ---------

          Net operating loss carryforwards
            and capitalized exploration
            costs and other                    $  761,017    $ 727,072
          Valuation allowance                    (761,017)    (727,072)
                                               ----------    ---------

          Net deferred tax asset               $      - -    $     - -
                                               ==========    =========

     The change in the valuation allowance during the years ended December 31, 2000, 1999 and 1998 were as follows:

                                       2000      1999      1998
                                     --------  --------  -------

     Balance,
       beginning of year             $727,072  $696,567  $669,380
     Change due to
       nonutilization of net
       operating loss carryforwards    33,945    30,505    27,187
                                     --------  --------  --------

     Balance, end of year            $761,017  $727,072  $696,567
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

     At December 31, 2000, ConSil had federal and state net operating loss carryforwards of $712,000 substantially all of which will expire in the year 2012 and 2013.

3.   Note Payable

     On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000. Under the terms of the loan agreement, ConSil agreed to pay interest on the outstanding balance at the prime interest rate plus one and one-half percent. The loan was payable upon demand by Hecla and was due in its entirety on or before December 31, 1996. The loan agreement places certain restrictions on ConSil including restrictions on assets, indebtedness, increases in compensation, loans or advances to shareholders, directors, or employees, capital stock, and hiring of new employees. These restrictions can be altered with the prior consent of Hecla. This loan agreement was subsequently amended on eight separate occasions, increasing the amount available to borrow to $725,000 and extending the repayment date to March 31, 2002 with all other terms remaining substantially identical to the original loan agreement. At December 31, 2000, ConSil was in compliance with the restrictions under the loan agreement. At December 31, 2000, there was $725,000 outstanding under the loan agreement with Hecla, having an interest rate of 11.0%, and accrued interest due to Hecla totaling $282,725. Interest expense related to this note for the years ended December 31, 2000, 1999 and 1998 was $77,516, $66,959 and $69,830,
respectively.

4.             Related Party Transactions

     In addition to related party transactions described in
Note 3, during the years ended December 31, 1998, general and administrative expenses of $279, were charged to ConSil by Hecla. There were no charges for general and administrative expenses to ConSil by Hecla in 1999 and 2000.

     During the third quarter of 2000, Hecla forgave $248,897 of ConSil and Minera ConSil's accounts payable to Hecla Mining Company and Minera Hecla, S.A. de C.V. (Hecla's wholly owned subsidiary). ConSil recorded the forgiveness of the accounts payable as an equity contribution.

5.   Fair Value of Financial Instruments

     The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts ConSil could realize in a current market exchange.

     The estimated fair values of financial instruments were as follows:

                                                      December 31,
                                     ---------------------------------------------
                                             2000                    1999
                                     ---------------------   ---------------------
                                     Carrying     Fair       Carrying     Fair
                                      Amounts     Value       Amounts     Value
                                     ---------  ----------   ---------   ---------
Financial assets:
  Cash and cash equivalents          $   1,419   $   1,419   $  11,209   $  11,209
  Other receivables                         84          84         148         148
  Income tax refund
   receivable                              - -         - -       8,000       8,000
Financial liabilities:
  Current liabilities                  284,821     284,821     466,034     466,034
  Current note payable                 725,000     725,000     711,000     711,000


     Due to the nature of cash and cash equivalents, receivables, and current liabilities, the fair value approximates their carrying amounts. The fair value of the note payable approximates its carrying value due to the term and variable interest rate associated with the note.

6.   Geographic Segments

     The tables below present information about ConSil's single industry segment (silver) as of and for the years ended December 31:

                                 2000          1999         1998
                              ----------    ----------   ----------
Net income (loss)
      United States           $ (99,102)    $ (88,877)   $ (86,603)
      Mexico                       (720)         (868)       6,871
      Canada                        (16)           24         (230)
                              ---------     ---------    ---------

                              $ (99,838)    $ (89,721)   $ (79,962)
                              =========     =========    =========
General corporate assets(1)
      United States           $     327     $  17,669    $  25,033
      Canada                      1,176         1,515        1,870
      Mexico                        - -           473          453
                              ---------     ---------    ---------

                              $   1,503     $  19,657    $  27,356
                              =========     =========    =========

     (1) General corporate assets consist primarily of cash and cash equivalents and miscellaneous and income tax refund receivables.

7. Reconciliation of U.S. Generally Accepted Accounting Principles (GAAP) to Canadian GAAP

     ConSil prepares its consolidated financial statements in accordance with generally accepted accounting principles as practiced in the United States of America. There were no differences between U.S. GAAP and Canadian GAAP with respect to stockholders' deficit at December 31, 2000 and 1999. The differences between U.S. GAAP and Canadian GAAP with respect to the net loss for the years ended December 31, 2000, 1999 and 1998 were as follows:


                                           2000          1999          1998
                                        -----------   -----------   -----------
Net loss for the year ended
   December 31, per U.S. generally
   accepted accounting principles       $  (99,838)   $  (89,721)   $  (79,962)

Adjustments to conform with Canadian
   generally accepted accounting
   principles:
      Deferred income tax benefit              - -           - -         8,000
                                        ----------    ----------    ----------

Net loss for the year ended
   December 31, per Canadian
   generally accepted accounting
   principles                           $  (99,838)   $  (89,721)   $  (71,962)
                                        ==========    ==========    ==========


8.   Basic and Diluted Loss Per Common Share

     In accordance with SFAS 128, the following table presents a reconciliation of the numerators (net loss) and denominators (shares) used in the basic and diluted loss per common share computations for the years ended December 31, 2000, 1999 and 1998.

                                      2000                                  1999                                 1998
                       -------------------------------------------------------------------------------------------------------------
                                                 Per Share                             Per Share                           Per Share
                        Net Loss     Shares       Amount      Net Loss      Shares      Amount     Net Loss      Shares     Amount
                       -------------------------------------------------------------------------------------------------------------
Net loss               $ (99,838)                             $ (89,721)                           $ (79,962)

Basic loss             $ (99,838)   9,449,707    $ (0.01)     $ (89,721)   9,449,707   $ (0.01)    $ (79,962)   9,449,707   $ (0.01)
                       =========    =========    =======      =========    =========   =======     =========    =========   =======

Effect of dilutive
 securities (1)

Diluted loss           $ (99,838)   9,449,707    $ (0.01)     $ (89,721)   9,449,707   $ (0.01)    $ (79,962)   9,449,707   $ (0.01)
                       =========    =========    =======      =========    =========   =======     =========    =========   =======

     (1) Dilutive Securities

     As of December 31, 2000, 1999 and 1998, there were 60,000, 120,000 and
     180,000 shares, respectively, available for issue under granted stock options. These options were not included in the computation of diluted loss per common share as a loss was incurred in each of these years and their inclusion would be antidilutive.

9.   Stock Option Plans

     In 1997, the shareholders of ConSil approved two stock option plans. The ConSil Stock Option Plan provides for stock-based grants to selected officers, directors and other key employees. The ConSil Corp. Incentive Stock Option Plan provides for stock-based grants to participating employees. The option price of stock options issued under the Incentive Stock Option Plan may not be less than the fair market value on the date of grant. The terms of the options under either plan shall be no longer than five years from the date of grant. During 2000, 1999 and 1998, there were no options granted under either plan. At December 31, 2000, there were 885,000 shares available for grant under the plans.

     Transactions concerning stock options pursuant to both of the above-described plans are summarized as follows:

                                                                Exercise
                                                    Shares       Price
                                                  -----------  ----------

     Outstanding, December 31, 1997 and 1998        180,000      $0.87
        Expired                                     (60,000)     $0.87
                                                  ---------

     Outstanding, December 31, 1999                 120,000      $0.87
        Expired                                     (60,000)     $0.87
                                                  ---------

     Outstanding, December 31, 2000                 (60,000)     $0.87
                                                  =========

     All of the options outstanding as of December 31, 2000 are fully exercisable and have a remaining life of 1.0 year.

                                    PART III

Item 10.            Directors and Executive Officers of the Registrant

     The information required by this item is incorporated herein by reference to Item 12 of this report.

Item 11.            Executive Compensation

     No executive compensation was paid during 2000, 1999, or 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a)  Security ownership of certain beneficial owners as of March 1, 2001:

   Title          Name and                Amount and         Percent
     of          Address of                Nature of            of
   Class       Beneficial Owner      Beneficial Ownership      Class
 ---------    --------------------   --------------------    ---------

Common Stock  Hecla Mining Company
              Coeur d'Alene, Idaho       7,418,300 shares      78.503

     (b)  Security ownership of management as of March 1, 2001:

                                                                Common Shares
                                              Year First     Owned Beneficially,
                                              Elected As   Directly or Indirectly,    Percent
          Name                          Age   A Director     as of March 1, 2001     of Class (4)
          ----                          ---   ----------   -----------------------   ------------

   Nigel P.H. Cave                      33                       -0-                   *
   Secretary since 1997. Attorney
   at  Law,  Borden, Ladner & Gervais
   since 1993.

   Michael B. White                     50      1989             61,000 (1)            *
   President since 2000, Vice
   President from 1992 to 2000, and
   Secretary from 1982 to 1995.  Mr.
   White is Vice President-General
   Counsel and Secretary of Hecla
   Mining Company.

   David F. Wolfe (2)                   57                       -0-                   *
   Treasurer since 1993.  Mr. Wolfe
   is also Treasurer of Hecla Mining
   Company.

   Lewis E. Walde (3)                   34      2000             -0-                   *
   Mr. Walde is also Controller of
   Hecla Mining Company

    All Officers and Directors as a Group (4 Individuals)        61,000                0.8%

     There are no family relationships between any of the executive officers and directors.

* Less than one percent (1%) of the total issued and outstanding shares of common stock.

(1) Includes 60,000 shares subject to options granted under ConSil's Stock Option Plan issued at the rate of $0.87, expiring on January 13, 2002. Additionally, Mr. White is the beneficial owner of 2,618 shares of common stock of Hecla Mining Company, the majority shareholder of ConSil, and holds 143,200 options currently exercisable. The exercise price of these options is currently greater than the market price of Hecla Mining Company's common stock.

(2) Additionally, Mr. Wolfe is the beneficial owner of 50 shares of common stock of Hecla Mining Company, the majority shareholder of ConSil, and holds 16,500 options currently exercisable. The exercise price of these options is currently greater than the market price of Hecla Mining Company's common stock.

(3) Additionally, Mr. Walde holds 11,500 options currently exercisable. The exercise price of these options is currently greater than the market price of Hecla Mining Company's common stock.

(4) In addition to the 9,449,707 shares of common stock currently outstanding, the 60,000 shares subject to options granted under ConSil's Stock Option Plan were deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the common stock owned by such persons.

Item 13.  Certain Relationships and Related Transactions

     During the third quarter of 2000, Hecla forgave $248,897 of ConSil and Minera ConSil's accounts payable to Hecla Mining Company and Minera Hecla, S.A. de C.V. (Hecla's wholly owned subsidiary). ConSil recorded the forgiveness of the accounts payable as an equity contribution.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  (1)  Index to Consolidated Financial Statements:

                                                          Page

     Report of Independent Accountants                      9

     Consolidated Balance Sheets at December 31, 2000
        and 1999                                           10

     Consolidated Statements of Operations for the
        Years Ended December 31, 2000, 1999 and 1998       11

     Consolidated Statements of Cash Flows for the
        Years Ended December 31, 2000, 1999 and 1998       12

     Consolidated Statements of Changes in Stockholders'
        Deficit for the Years Ended December 31, 2000,
        1999 and 1998                                      13

     Notes to Consolidated Financial Statements            14

     (b)  Reports on Form 8-K

          None.

     (c)  Exhibits

                The exhibit numbers in the following list correspond to the numbers assigned to such Exhibits in Item 601 of Regulation S-K.

     Number    Description of Exhibits

     10.1(b)   Loan Agreement - Eighth Amendment

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2001.

                              CONSIL CORP.



                              By:  /s/ Michael B. White
                                 --------------------------------
                                   Michael B. White,
                                   President and Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 /s/ Michael B. White  3/27/01      /s/ Lewis E. Walde    3/27/01
-------------------------------    ------------------------------
Michael B. White          Date     Lewis E. Walde            Date
President and Director             Director
(principal executive officer)



 /s/ David F. Wolfe    3/27/01
-------------------------------
David F. Wolfe            Date
Treasurer (principal accounting
and financial officer)

                   LIST OF EXHIBITS TO BE FILED WITH THIS 10-K




    Number    Description of Exhibits
    ------    -----------------------


    10.1(d)   Loan Agreement - Eighth Amendment(1)


_______________________________
(1) See Exhibits 10.1(a) through (c) attached to Form 10-K filed March 29, 2000 under File No. 000-04846