Form 10-Q
period 2001-03-31
CONSIL CORP
filed 2001-05-15
CIK 23778

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-Q

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2001



Commission file number      0-4846-3
                      --------------------------------------------------


                    CONSIL CORP.
------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Idaho                        82-0288840
-------------------------------        ----------------------
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)        Identification No.)

  6500 Mineral Drive
  Coeur d'Alene, Idaho                       83815-8788
------------------------------          ---------------------
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
                                                ----     ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                    Outstanding April 30, 2001
--------------------------       --------------------------
Common stock, no par value           9,449,707 shares

                                  CONSIL CORP.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001


                                   I N D E X *

                                                            Page
                                                            ----
PART I. - Financial Information

   Item l -   Consolidated Balance Sheets - March 31,
              2001 and December 31, 2000                     3

          -   Consolidated Statements of Operations -
              Three Months Ended March 31, 2001 and 2000     4

          -   Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 2001 and 2000     5

          -   Notes to Consolidated Financial Statements     6

   Item 2 -   Management's Discussion and Analysis of
              Financial Condition and Results of Operations  7


PART II. - Other Information

   Item 1 -   Legal Proceedings                              10

   Item 6 -   Exhibits and Reports on Form 8-K               10



*  Items omitted are not applicable

                         PART I - FINANCIAL INFORMATION

                                  CONSIL CORP.

                     Consolidated Balance Sheets (Unaudited)
                                 (U.S. dollars)

                                                         March 31,      December 31,
                                                           2001            2000
                                                        -----------     -----------
                                     ASSETS
Current assets:
 Cash and cash equivalents                              $       414     $     1,419
 Other receivables                                              - -              84
                                                        -----------     -----------
         Total current assets                                   414           1,503
                                                        -----------     -----------

         Total assets                                   $       414     $     1,503
                                                        ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses                  $       - -     $     2,096
 Accounts payable - Hecla Mining Company                      9,096             - -
 Accrued interest payable - Hecla Mining Company            300,830         282,725
 Note payable - Hecla Mining Company                        725,000         725,000
                                                        -----------     -----------

         Total current liabilities                        1,034,926       1,009,821
                                                        -----------     -----------

Stockholders' deficit:
 Preferred stock; $0.25 par value; authorized
   10,000,000 shares; issued and outstanding, none              - -             - -
 Common stock; no par value; authorized 100,000,000
   shares; issued 9,455,689 shares                        2,360,572       2,360,572
 Accumulated deficit                                     (3,391,623)     (3,365,429)
 Less: Common stock reacquired at cost;
   2001 and 2000 - 5,982 shares                              (3,461)         (3,461)
                                                        -----------     -----------

         Total stockholders' deficit                     (1,034,512)     (1,008,318)
                                                        -----------     -----------

         Total liabilities and stockholders' deficit    $       414     $     1,503
                                                        ===========     ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                  CONSIL CORP.

                Consolidated Statements of Operations(Unaudited)
                                 (U.S. dollars)

                                              Three Months Ended
                                        -----------------------------
                                         March 31,        March 31,
                                            2001             2000
                                        ------------    -------------
Revenue:
  Interest                              $        - -    $         - -
                                        ------------    -------------
                                                 - -              - -
                                        ------------    -------------

Expenses:
  Interest expense on note payable
    to Hecla Mining company                   18,105           17,887
  General and administrative                   8,043            6,317
  Foreign exchange loss                           46              294
                                        ------------    -------------
                                              26,194           24,498
                                        ------------    -------------

Loss before income taxes                     (26,194)         (24,498)
Income tax provision                             - -              - -
                                        ------------    -------------
Net loss                                $    (26,194)   $     (24,498)
                                        ============    =============

Basic and diluted loss per common
  share                                 $        nil    $         nil
                                        ============    =============

Weighted average number of
  common shares outstanding                9,449,707        9,449,707
                                        ============    =============




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                  CONSIL CORP.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (U.S. dollars)

                                                 Three Months Ended
                                              -------------------------
                                               March 31,     March 31,
                                                 2001          2000
                                              ----------    -----------
Operating activities:
  Net loss                                    $  (26,194)   $   (24,498)
  Change in:
    Accounts and other receivables                    84            178
    Accounts payable and accrued
      liabilities                                  7,000         (2,701)
    Accrued interest payable on note to
      Hecla Mining Company                        18,105         17,887
                                              ----------    -----------
  Net cash used by operating activities           (1,005)        (9,134)
                                              ----------    -----------

Financing activities:
  Proceeds from note payable to
    Hecla Mining Company                             - -         14,000
                                              ----------    -----------
  Net cash provided by financing
    activities                                       - -         14,000
                                              ----------    -----------

Net increase (decrease) in cash
  and cash equivalents                            (1,005)         4,866

Cash and cash equivalents at
  beginning of period                              1,419         11,209
                                              ----------    -----------

Cash and cash equivalents at
  end of period                               $      414    $    16,075
                                              ==========    ===========



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                  CONSIL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The notes to the consolidated financial statements as of December 31, 2000, as set forth in ConSil Corp.'s (ConSil) 2000 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements and are not repeated here. All amounts are in U.S. dollars unless otherwise indicated.

Note 2. The financial information given in the accompanying unaudited interim financial statements reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 2000, was derived from the audited consolidated balance sheet described in
          Note 1 above.

Note 3. At March 31, 2001, ConSil had 9,449,707 common shares outstanding of which Hecla Mining Company (Hecla), the majority stockholder of ConSil, owned 7,418,300 shares or 78.503% of the outstanding shares.

               The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2001, ConSil had negative working capital of $1,034,512 and a stockholders' deficit of $1,034,512. Included in current liabilities are a $725,000 note payable and the related accrued interest due to Hecla, which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2002. The Company does not have the ability or sources of financing to repay this debt. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  CONSIL CORP.

Note 4. On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000, due in its entirety on or before December 31, 1996. This loan agreement was subsequently amended on eight separate occasions, increasing the amount available to borrow to $725,000 and extending the repayment date to March 31, 2002. At March 31, 2001, there was $725,000 outstanding under the loan agreement with Hecla, having an interest rate of 9.5%, and accrued interest due to Hecla totaling $300,830.

Note 5. ConSil prepares its consolidated financial statements in accordance with generally accepted accounting principles (GAAP) as practiced in the United States of America. ConSil also has regulatory reporting requirements in Canada. There are no differences between U.S. GAAP and Canadian GAAP with respect to stockholders' deficit or net loss at March 31, 2001 or 2000 and the three months then ended.

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

          Results of Operations
          ---------------------

               ConSil reported a net loss of $26,194, or nil per share, for the first quarter of 2001 compared to a net loss of $24,498, or nil per share, in the first quarter of 2000. The increase in the net loss was due primarily to an increase in general and administrative expenses and an increase in interest expense on the note payable to Hecla (see Note 4 of Notes to Consolidated Financial Statements).

          Financial Condition and Liquidity
          ---------------------------------

               At March 31, 2001, assets totaled $414 and stockholders' deficit totaled $1,034,512. Cash and cash equivalents decreased by $1,005 to $414 at March 31, 2001 from $1,419 at December 31, 2000.
          The primary use of cash was to pay general and administrative expenses.

               Working capital decreased $26,194 during the first quarter of 2001, from a negative $1,008,318 at December 31, 2000 to a negative $1,034,512 at March 31, 2001. The decrease in working capital was the result of funding general and administrative costs and increased accrued interest and accounts payable due to Hecla.

                                  CONSIL CORP.

               ConSil's planned 2001 expenditures include the necessary expenditures to maintain the current inactive status of ConSil. ConSil intends to finance planned expenditures through existing cash and possible funding from Hecla, although there can be no assurance that Hecla will provide ConSil with any funding. Any further exploration projects, potential acquisitions or even limited operations are subject to ConSil being able to raise funds from external sources.

               The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2001, ConSil had negative working capital of $1,034,512 and a stockholders' deficit of $1,034,512. Included in current liabilities are the $725,000 note payable and the related accrued interest due to Hecla, which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2002. The Company does not have the ability or sources of financing to repay this debt. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          Quantitative and Qualitative Disclosures about Market
          -----------------------------------------------------
          Risk
          ----

               At March 31, 2001, ConSil's note payable to Hecla (refer to
          Note 4 of Notes to Consolidated Financial Statements) was subject to changes in market interest rates. However, due to the short-term nature of the debt, ConSil's management does not believe it is at material risk with respect to changes in market interest rates.

                           PART II - OTHER INFORMATION

                                  CONSIL CORP.


Item 1.   Legal Proceedings
------    -----------------

          There are no pending legal proceedings.

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

          (a)  Exhibits

               None.

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


                                        CONSIL CORP.
                              -------------------------------
                                      (Registrant)



Date:  May 14, 2001           By:  /s/ Michael B. White
                                 ----------------------------
                                   Michael B. White
                                   President and Director




Date:  May 14, 2001           By:  /s/ David F. Wolfe
                                 ----------------------------
                                   David F. Wolfe
                                   Treasurer(principal
                                   accounting and
                                   financial officer)