Form 10QSB
period 2001-06-30
CONSIL CORP
filed 2001-08-15
CIK 23778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                    JUNE 30, 2001

Commission file number                                                                0-4846-3

CONSIL CORP.

(Exact name of registrant as specified in its charter)

                     Idaho                                                                              82-0288840
                  (State or other jurisdiction of                                             (I.R.S. Employer
                   incorporation or organization)                                             Identification No.)

                                                     6975 South Union Park Center, Suite 600
                                                                Salt Lake City, Utah 84047
                                                 (Address of principal executive offices) (Zip Code)

(801) 256-9600
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

                                                     Class Outstanding July 31, 2001
                                             Common stock, no par value 9,449,707 shares

ConSil Corp.
Form 10-Q

For the Quarter Ended June 30, 2001

Index *

Page

Part I. -    Financial Information

Item l -    Consolidated Balance Sheets - June 30, 2001  and December 31, 2000
                  3- Consolidated Statements of Operations
                       Three Months and Six Months Ended June 30, 2001 and 2000
                 4-  Consolidated Statements of Cash Flows   Six Months Ended June 30, 2001 and 2000
                 5- Notes to Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of

Financial Condition and Results of Operations 7

Part II. - Other Information

Item 1 - Legal Proceedings 11

Item 6 - Exhibits and Reports on Form 8-K 11

* Items omitted are not applicable.

Part I - Financial Information

ConSil Corp.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars)

                                                                                             June 30,                      December 31,
                                                                                              2001                              2000

Assets

Current assets:
Cash and cash equivalents                                                      $ 379                             $ 1,419
Other receivables                                                                      525                                    84

Prepaid expenses                                                                        -                                       -

Income tax refund receivable                                                       -                                          -

Total current assets                                                                    904                                 1,503

Total assets                                                                              $ 904                             $ 1,503

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses                                  $ 12,297                        $ 2,096
Accounts payable - Hecla Mining Company                                16,380                                  -
Accrued interest payable - Hecla Mining Company                    316,804                        282,725
Note payable - Hecla Mining Company                                     725,000                        725,000

Total current liabilities                                                              1,070,481                      1,009,821

Stockholders' deficit:
Preferred stock; $0.25 par value; authorized
10,000,000 shares; issued and outstanding, none                                 -                                    -
Common stock; no par value; authorized 100,000,000
shares; issued 9,455,689 shares 2,360,572 2,360,572
Accumulated deficit                                                                 (3,426,688)                  (3,365,429)
Less: Common stock reacquired at cost; 5,982 shares                    (3,461)                        (3,461)

Total stockholders' deficit                                                         (1,069,577)                  (1,008,318)

Total liabilities and stockholders' deficit                                             $ 904                         $  1,503

Part I - Financial Information (Continued)

ConSil Corp.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars)

                                                                         Three Months Ended                     Six Months Ended
                                                                        June 30,           June 30,                 June 30,         June 30,
                                                                         2001                  2000                    2001             2000
Revenue:
Interest                                                             $ -                          -                     $ -                  $ -

Expenses:
General and administrative                                 19,102           6,455                  27,145        12,772
Interest expense on note payable
to Hecla Mining Company                                 15,975           19,426                 34,080       37,313

Foreign exchange (gain) loss                                   (11)            (463)                         35         (169)

Total Expenses                                                   35,066        25,418                     61,260     49,916

Loss before income taxes                                  (35,066)      (25,418)                   (61,260)  (49,916)

Income tax provision                                                 -                   -                              -                 -

Net loss                                                           $ (35,066)    $ (25,418)             $ (61,260)  $ (49,916)

Basic and diluted loss per
common share                                                  $ (0.00)        $ (0.00)                 $ (0.01)       $ (0.01)

Cash dividends per share                                   $  -               $   -                      $ -               $ -

Weighted average number of
common shares outstanding                              9,449,707      9,449,707            9,449,707  9,449,707

Part I - Financial Information (Continued)

ConSil Corp.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars)

                                                                                                        Six Months Ended
                                                                                                        June 30,     June 30,
                                                                                                         2001           2000

Operating activities:

Net loss                                                                                      $ (61,260)    $ (49,916)

Change in:
Accounts and other receivables                                                            (441)        8,320

Accounts payable and accrued liabilities                                            26,582      (3,308)

Accrued interest payable on note
to Hecla Mining Company                                                                 34,079     37,313

Net cash used by operating activities                                                 (1,040)    (7,591)

Financing activities:

Borrowing on Hecla note payable                                                          -            14,000

Net cash provided by financing activities                                                 -            14,000

Net increase (decrease) in cash
and cash equivalents                                                                         (1,040)        6,409

Cash and cash equivalents at
beginning of period                                                                               1,419     11,209

Cash and cash equivalents at
end of period                                                                                       $ 379   $ 17,618

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

Note 3.

At June 30, 2001, ConSil had 9,449,707 common shares outstanding of which Hecla Mining Company (Hecla), the majority stockholder of ConSil, owned 7,418,300 shares or 78.503% of the outstanding shares.

The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2001, ConSil had negative working capital of $1,069,577 and a stockholders' deficit of $1,069,577. Included in current liabilities are the $725,000 note payable and the related accrued interest due to Hecla which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2002. Also included in current liabilities are accounts payable to Hecla of $16,380. If other sources of funds are unavailable, new management has obtained shareholder commitments to fund the reasonable minimum financial requirements of ConSil through June 30, 2002.

Part I - Financial Information (Continued)

ConSil Corp.

Note 4.

On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000, due in its entirety on or before December 31, 1996. This loan agreement was subsequently amended on eight separate occasions, increasing the amount available to borrow to $725,000 and extending the repayment date until March 31, 2002. At June 30, 2001, there was $725,000 outstanding under the loan agreement with Hecla, having an interest rate of 8.25% and accrued interest due to Hecla totaling $316,804.

Note 5.

ConSil prepares its consolidated financial statements in accordance with generally accepted accounting principles (GAAP) as practiced in the United States. ConSil also has regulatory reporting requirements in Canada. There are no differences between U.S. GAAP and Canadian GAAP with respect to stockholders' deficit or net loss at June 30, 2001 or 2000 and the six months then ended.

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

Part I - Financial Information (Continued)

ConSil Corp.

Following the sale of ConSil's Silver Summit mine in 1995, ConSil was actively involved in exploration and acquisition activities, primarily in Mexico. ConSil was unsuccessful in its exploration and acquisition activities, and since the fourth quarter of 1997, ConSil has been inactive.

Results of Operations

First Six Months of 2001 Compared to First Six Months of 2000

ConSil reported a net loss of $61,260, or $0.01 per share, for the first six months of 2001 compared to a net loss of $49,916 or $0.01 per share in the same period in 2000. The increase in the net loss was due primarily to an increase in general and administrative expense of $14,373, partially offset by a $3,233 decrease in interest expense on the note payable to Hecla (see Note 4 of Notes to Consolidated Financial Statements).

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

ConSil reported a net loss of $35,066, or nil per share in the second quarter of 2001, compared to a net loss of $25,418, or nil per share in the second quarter of 2000. The increase in the net loss was due primarily to an increase in general and administrative costs of $12,647, partially offset by a $3,451 decrease in interest expense.

Part I - Financial Information (Continued)

ConSil Corp.

Financial Condition and Liquidity

At June 30, 2001, assets totaled $904 and stockholders' deficit totaled $1,069,577. Cash and cash equivalents decreased by $1,040 to $379 at June 30, 2001 from $1,419 at December 31, 2000. The primary use of cash was to pay general and administrative expenditures.

Working capital decreased $61,259 during the first six months of 2001, from a negative $1,008,318 at December 31, 2000 to a negative $1,069,577 at June 30, 2001. The decrease in working capital is primarily the result of funding general and administrative costs and increased accrued interest and accounts payable due to Hecla.

ConSil's planned 2001 expenditures include the necessary expenditures to maintain the current inactive status of ConSil. ConSil intends to finance planned expenditures partially through existing cash and cash equivalents. Any further exploration projects, potential acquisitions or even limited operations are subject to ConSil being able to raise funds from external sources. Subsequent to the end of the quarter, Consil experienced a change of controlling shareholders and management. New management intends to seek out a business opportunity to merge with or acquire.

The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2001, ConSil had negative working capital of $1,069,577 and a stockholders' deficit of $1,069,577. Included in current liabilities are the $725,000 note payable and the related accrued interest due to Hecla which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2002. Also included in current liabilities are accounts payable to Hecla of $16,380. If other sources of funds are unavailable, new management has received shareholder commitments to fund the reasonable minimum financial requirements of ConSil through June 30, 2002.

Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2001, ConSil's note payable to Hecla (refer to Note 4 of Notes to Consolidated Financial Statements) was subject to changes in market interest rates. However, due to the short-term nature of the debt, ConSil's management does not believe it is at material risk with respect to changes in market interest rates.

Part II - Other Information

ConSil Corp.

Item 1. Legal Proceedings

There are no pending legal proceedings.

Item 5. Other Information

Subsequent to the end of the fiscal quarter for June 2001, Hecla Mining Company sold all ownership of common stock to Lincoln Properties LTD LC. Additionally, James Anderson was appointed Director and President of the Company. Lewis E. Walde, Thomas F. Fudge Jr. and Michael B. White resigned as Directors of the Company and Michael B. White, David F. Wolfe and Nigel Cave resigned as officers of the Company.

New management intends to actively seek a new business opportunity to acquire or merge with. There can be no assurance that the Company will be successful in consummating such merger or acquisition.

Due to minimal operations of the Company and the expenses and administrative burdens relating to listing on the Vancouver Exchange, the Company intends to be removed from such listing.

In exchange for cancellation of one hundred thousand shares of common stock, the Company has assigned to Hecla any remaining royalties relating to previously owned properties or rights.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

None.

Items 2, 3, and 5 of Part II are omitted from this report as inapplicable.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 13, 2001

CONSIL CORP.

James Anderson
Director

Date: August 13, 2001 By: /S/ James Anderson
President

Date: August 13, 2001 By:/S/ James Anderson
Treasurer (principal accounting and financial officer)

ConSil Corp.

Form 10Q - Period Ending June 30, 2001

Exhibit List

Exhibit No.                                                                                                           Description