Form 10QSB
period 2001-09-30
CONSIL CORP
filed 2001-11-21
CIK 23778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                              SEPTEMBER 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days. Yes X . No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Outstanding November 20, 2001
Common stock, no par value 9,449,707 shares

ConSil Corp.
Form 10-Q
For the Quarter Ended September 30, 2001

Index *

Page

Part I.                                            Financial Information
Item l                             Consolidated Balance Sheets - September 30, 2001 and December 31, 2000                                       Consolidated Statements of Operations  Three Months and Nine Months Ended
                                      September 30, 2001 and 2000
                                      Consolidated Statements of Cash Flows
                                       Nine Months Ended September 30, 2001 and 2000
                                       Notes to Consolidated Financial Statements

Item 2                            Management's Discussion and Analysis of Financial Condition and
                                      Results of Operations

Part II.                           Other Information

Item 1                            Legal Proceedings

Item 6                            Exhibits and Reports on Form 8-K

* Items omitted are not applicable.

Part I - Financial Information

ConSil Corp.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars)

                                                                                                              September       December
                                                                                                                30, 2001         31, 2000

Assets

Current assets:
   Cash and cash equivalents                                                                    $ 364               $ 1,419
   Other receivables                                                                                    525                      84
    Prepaid expenses                                                                                       -                       -
    Income tax refund receivable                                                                       -                      -

Total current assets                                                                                    889                  1,503

Total assets                                                                                            $ 889              $ 1,503

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses                                              $ 14,937            $ 2,096

Accounts payable - Hecla Mining Company                                            16,380                     -

Accrued interest payable - Hecla Mining Company                                331,077           282,725

Note payable - Hecla Mining Company                                                 725,000            725,000

Total current liabilities                                                                           1,087,394       1,009,821

Stockholders' deficit:}
Preferred stock; $0.25 par value; authorized
10,000,000 shares; issued and outstanding, none                                            -                     -
Common stock; no par value; authorized 100,000,000
shares; issued 9,455,689 shares                                                             2,360,572      2,360,572
Accumulated deficit                                                                              (3,443,616)    (3,365,429)
Less: Common stock reacquired at cost; 5,982 shares                                 (3,461)           (3,461)

Total stockholders' deficit                                                                    (1,086,505)       (1,008,318)

Total liabilities and stockholders' deficit                                                         $ 889               $ 1,503

Part I - Financial Information (Continued)

ConSil Corp.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars)

                                                                                Three Months Ended              Nine Months Ended
                                                                          September      September        September      September
                                                                             30, 2001       30, 2000            30, 2001         30, 2000

Revenue:                                                               $ -                  $ -                   $  -                 $  -

Expenses:
General and administrative                                      2,655               3,866              29,800           16,638
Interest expense on note payable
to Hecla Mining Company                                     14,273            20,101             48,353          57,414
Foreign exchange (gain) loss                                        -                      -                     409          35 240
Total Expenses                                                      16,928            24,376             78,188         74,292

Loss before income taxes                                     (16,928)           (24,376)         (78,188)     (74,292)

Income tax provision                                                 -                     -                      -                  -
Net loss                                                               $ (16,928)      $ (24,376)     $ (78,188)   $ (74,292)

Basic and diluted loss per
common share                                                      $ (0.00)         $ (0.00)          $ (0.01)       $ (0.01)

Cash dividends per share                                      $ -                 $  -                  $  -             $ -

Weighted average number of
common shares outstanding                                  9,449,707       9,449,707        9,449,707     9,449,707

Part I - Financial Information (Continued)

ConSil Corp.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars)

                                                                                                      Nine Months Ended
                                                                                             September 30,       September 30,
                                                                                                    2001                    2000

Operating activities:
Net loss                                                                                  $ (78,188)            $ (74,292)
Change in:
Income Tax Refund Receivable                                                          -                         407
Accounts and other receivables                                                      (441)                   8,000
Accounts payable and accrued liabilities                                       29,222                 (2,928)
Accrued interest payable on note
to Hecla Mining Company                                                            48,352                   48,414
Net cash used by operating activities                                             (1,055)                 (20,399)

Financing activities:
Borrowing on Hecla note payable                                                     -                         14,000
Net cash provided by financing activities                                           -                         14,000

Net increase (decrease) in cash
and cash equivalents                                                                  (1,055)                    (6,399)

Cash and cash equivalents at
beginning of period                                                                      1,419                      11,209
Cash and cash equivalents at
end of period                                                                              $ 364                    $ 4,810

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

Note 3.
At September 30, 2001, ConSil had 9,449,707 common shares outstanding of which Hecla Mining Company (Hecla), the majority stockholder of ConSil, owned 7,418,300 shares or 78.503% of the outstanding shares.

The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2001, ConSil had negative working capital of $1,086,505 and a stockholders' deficit of $1,086,505. Included in current liabilities are the $725,000 note payable and the related accrued interest due to Hecla which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2002. Also included in current liabilities are accounts payable to Hecla of $16,380. If other sources of funds are unavailable, new management has obtained shareholder commitments to fund the reasonable minimum financial requirements of ConSil through June 30, 2002.

Note 4.
On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000, due in its entirety on or before December 31, 1996. This loan agreement was subsequently amended on eight separate occasions, increasing the amount available to borrow to $725,000 and extending the repayment date until March 31, 2002. At September 30, 2001, there was $725,000 outstanding under the loan agreement with Hecla, having an interest rate of 7.875% and accrued interest due to Hecla totaling $331,077.

Note 5.
ConSil prepares its consolidated financial statements in accordance with generally accepted accounting principles (GAAP) as practiced in the United States. ConSil also has regulatory reporting requirements in Canada. There are no differences between U.S. GAAP and Canadian GAAP with respect to stockholders' deficit or net loss at September 30, 2001 or 2000 and the nine months then ended.

Part I - Financial Information (Continued)

ConSil Corp.

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

Results of Operations

First Nine Months of 2001 Compared to First Nine Months of 2000

ConSil reported a net loss of $78,188, or $0.01 per share, for the first nine months of 2001 compared to a net loss of $74,292 or $0.01 per share in the same period in 2000. The increase in the net loss was due primarily to an increase in general and administrative expenses.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

ConSil reported a net loss of $16,928, or nil per share in the third quarter of 2001, compared to a net loss of $24,376, or nil per share in the third quarter of 2000. The increase in the net loss was due primarily to an increase in general and administrative costs.

Part I - Financial Information (Continued)

ConSil Corp.

Financial Condition and Liquidity

At September 30, 2001, assets totaled $889 and stockholders' deficit totaled $1,086,505. Cash and cash equivalents decreased by $1,055 to $364 at September 30, 2001 from $1,419 at December 31, 2000. The primary use of cash was to pay general and administrative expenditures.

Working capital decreased $78,188 during the first nine months of 2001, from a negative $1,008,318 at December 31, 2000 to a negative $1,086,505 at September 30, 2001. The decrease in working capital is primarily the result of funding general and administrative costs and increased accrued interest and accounts payable due to Hecla.

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

The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2001, ConSil had negative working capital of $1,086,505 and a stockholders' deficit of $1,086,505. Included in current liabilities are the $725,000 note payable and the related accrued interest due to Hecla which are due upon demand by authorized representatives of Hecla, but in no event later than March 31, 2002. Also included in current liabilities are accounts payable to Hecla of $16,380. If other sources of funds are unavailable, new management has received shareholder commitments to fund the reasonable minimum financial requirements of ConSil through September 30, 2002.

Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2001, ConSil's note payable to Hecla (refer to Note 4 of Notes to Consolidated Financial Statements) was subject to changes in market interest rates. However, due to the short-term nature of the debt, ConSil's management does not believe it is at material risk with respect to changes in market interest rates.

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

Dated November 20, 2001

CONSIL CORP.

                                                               James Anderson Director
Date: November 20, 2001                      By: /S/ James Anderson President

Date: November 20, 2001                       By:/S/ James Anderson
                                                                Treasurer (principal accounting and financial officer)