Form 10KSB
period 2001-12-31
CONSIL CORP
filed 2002-04-24
CIK 23778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K SB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                          Commission File No. 0-4846-3

                             LUMALITE HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                 Nevada                                     82-0288840
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

           4766 Holladay Blvd.
           Holladay, Utah 84117                             83815-8788
   (Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: 801-273-9300

                                  CONSIL CORP.
                               6500 Mineral Drive
                              Coeur d'Alene, Idaho
                            (Former name and address)

           Securities registered pursuant to Section 12(g) of the Act:

                                                    Name of Each Exchange on
        Title of Each Class                      Which Each Class is Registered
   Common stock, par value $.001                    Vancouver Stock Exchange
                                                       OTC Bulletin Board

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days. Yes [ X ] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the registrant's voting common stock held by nonaffiliates was $92,827 at April 4, 2002, based on the latest trade date on the OTC Bulletin Board maintained by the NASD as of April 4, 2002. As of April 4, 2002, there were 21,949,707 shares of the registrant's common stock outstanding.

                                     PART I

Item 1.       Business

         Lumalite Holdings, Inc. ("Lumalite Holdings," the "Company," "we," and "us"), formerly Consil Corp., was originally formed to hold certain mineral properties in Shoshone County, Idaho known as the "Silver Summit mine." In 1995, our stockholders approved the sale of our interest in the Silver Summit mine and adjacent mining properties to Sunshine Precious Metals, Inc. for a cash payment of $750,000 plus a variable production royalty tied to the price of silver. In 2000, Sunshine filed for bankruptcy under Title 11 Chapter 11 of the U.S. Code and shut down operations at the Sunshine Mine.

         Following the sale of the Silver Summit mine in 1995, we were actively involved in mineral exploration and acquisition activities, primarily in Mexico. These activities were unsuccessful and, beginning in the fourth quarter of 1997 and continuing through late 2001, we engaged in no active business operations, had no employees and maintained only minimal accounting, management and officer functions.

         Beginning in late 2001 and continuing through early 2002, we entered into a series of transactions that we believe will result in our resuming business operations, although in a significantly different industry than the traditional industries in which we have operated. Those transactions, which are described in more detail below, include the following transactions:

          o In December 2001, we entered into a merger agreement with LumaLite, Inc. ("Lumalite"). LumaLite is a California corporation that develops and manufactures dental products. The merger was completed immediately prior to the filing of this report.

          o In early January 2002, we completed a private placement of shares with three accredited investors for $500,000.

          o In March 2002, our stockholders approved, and in April 2002 we effected, a number of corporate actions that our management believes will enhance our business operations following the merger with LumaLite. Those actions included changing our corporate name from "ConSil Corp." to "LumaLite Holdings, Inc.", effecting a 25 for 1 reverse split of our outstanding shares of common stock, amending and restating our articles and bylaws and moving our state of incorporation from Idaho to Nevada.

          o In connection with our merger with LumaLite, we converted a significant amount of our debt into shares of our common stock and one of our principal shareholders contributed its holdings to our capital. Our management believes these actions had a beneficial effect on our financial position.

         We have reported some of these transactions before in our other filings with the Securities and Exchange Commission, and some of the transactions described below occurred, or are anticipated to occur, after December 31, 2001, the closing date of the period covered by this report. We have included descriptions of these matters in this report to provide a more balanced description of our operations, business and prospects on a going-forward basis. We intend to timely file a current report on Form 8-K which complies with the requirements of Rule 12g-3 promulgated under the Securities Exchange Act of 1934, as amended, with respect to the completion of the merger.

The Year 2001 Operations

         During the period covered by this report, we conducted no active business operations, engaged in no mineral research activities or related development and did not expend any amounts on mineral research or exploration. During that same period, we had no employees. Certain administrative services relating to our minimal maintenance operations were provided by employees of Hecla Mining Company, formerly our majority stockholder.

         Since we did not conduct any active operations during the period covered by this report, we are not including in this report any information as to industry segments or any descriptions of our properties, which are minimal and relate solely to maintaining our administrative functions and corporate existence. During the period covered by this report, we had no patents, licenses, franchises, or concessions which we consider to be of importance. Our sole business asset consisted of our rights under our contract with Sunshine Precious Metals, Inc. for a variable production royalty tied to the price of silver but, as noted above, Sunshine Precious Metals, Inc. filed for bankruptcy under Title 11 Chapter 11 of the U.S. Code in 2000 and subsequently shut down all operations at the Sunshine mine. Information regarding our geographic segments is set forth in note 6 to the Financial Statements included as part of this report.

The Recent Transactions

         Immediately before, and subsequent to, the end of the period covered by this report, we effected a number of changes to our business, operations, financial structure and organizational documents, as follows:

The Merger

         In January 2002, we entered into an Agreement and Plan of Merger with LumaLite, ConSil Merger Corp., a Nevada corporation that we formed as a wholly-owned subsidiary to effect the merger, and certain shareholders of LumaLite. Under the terms of the merger agreement, ConSil Merger Corp. will merge with and into LumaLite, with LumaLite surviving the merger and becoming our wholly-owned subsidiary. The merger was completed immediately prior to the filing of this report.

         Upon completion of the merger, all of the issued and outstanding shares of common stock of LumaLite were cancelled and converted into and became a right to receive, in the aggregate, 17,800,000 post-reverse split shares (as described below) of our common stock. In connection with the merger, we assumed all of the then outstanding options (whether vested or unvested) to purchase LumaLite's common stock and we have reserved an aggregate of 98,298 post-reverse split shares of our common stock for issuance under the options. The 17,800,000 post-reverse split shares of common stock issued to the LumaLite stockholders in the merger collectively represent approximately 62.46% of our voting stock. As a result, if the LumaLite stockholders act in concert, they will have significant control over our business and operations, including the right to elect our Board of Directors.

         In connection with the merger, and upon the filing of this report, our sole director appointed four nominees of LumaLite to fill the existing vacancies on our Board of Directors and then resigned as a member of our board. The four new directors are named, and their backgrounds are described, in the section entitled "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act," below.

         LumaLite was incorporated in California in June 1999 to develop, manufacture and sell advanced medical devices for the dental industry that use its proprietary technology. LumaLite's current business consists of selling teeth-whitening systems and whitening gels to dentists through a nation-wide and international system of distributors. LumaLite's business will constitute our primary business operations for the foreseeable future.

         Dental patients interested in whitening their teeth have several options, including home-bleaching techniques and "power bleaching" techniques provided in dentists' offices. For at-home bleaching, the dentist provides the patient with a special custom-fitted bleaching tray and a bleaching or whitening gel. The patient then wears the gel for a few hours each day for up to two weeks. Power bleaching, which is considered to be superior to at-home bleaching, is generally done at a dentist's office using a system that allows maximum contact for the bleaching gel with the teeth, while minimizing the gel's contact with the mouth's soft tissue. Power bleaching is often combined with applications of heat and/or light, which activates the solution used for the whitening process. LumaLite's products are primarily power bleaching products marketed to dentists and, under normal office conditions, provide what LumaLite considers to be a significant whitening effect during each office visit.

         In the fourth quarter of 2000, LumaLite introduced the LumaArchTM, a tooth whitening system that takes approximately 30 to 40 minutes to simultaneously whiten both upper and lower teeth, which is approximately one-half the time that its primary competitor's technology takes. The LumaArch uses LumaLite's patented liquid light technology and special optics to provide what LumaLite believes is a highly reliable in-office teeth whitening system at a relatively low cost. LumaLite's principal competitors include BriteSmile (which markets in-office teeth whitening products through a system of affiliated dental offices), Discus Dental (which markets both in-office and home whitening products) and Den-Mat, Inc. (which offers teeth whitening and other dental products for dentists).

         LumaLite's current business strategy is comprised of four elements: (i) an internal effort to develop product line extensions to take advantage of existing distribution channels; (ii) potential acquisition of targeted companies and/or assets to enhance its existing products and technology; (iii) accessing public capital markets with a view to more effectively expanding its business and providing greater liquidity for its present shareholders and potential investors; and (iv) seeking new business opportunities in the dental and medical device and instrumentation industries.

         LumaLite's audited financials for the period ended December 31, 2001 show revenues of $4,020,359 for the year ended December 31, 2001 and $585,385 for the year ended December 31, 2000. Pre-tax net income (loss) for the years ended December 31, 2001 and 2000 were $688,013 and ($237,462), respectively. Despite having commenced operations and having revenue, LumaLite may be considered to be in an early operational stage and, therefore, subject to risk factors that affect any start-up or newly-emerging business. Accordingly, there is no assurance that LumaLite will achieve its business strategy.

The Private Placement

         In January 2002, we completed a private placement of 12,500,000 shares of our common stock with three accredited investors for an aggregate purchase price of $500,000. Following the reverse split of our common stock, as described below, the three accredited investors hold a total of 500,000 post-reverse split shares of our common stock. We believe the placement qualified for the exemption from registration provided under ss. 4(2) of the Securities Act of 1933, as amended.

         The proceeds from the placement of the 12,500,000 shares of common stock were placed in escrow. Under the terms of the escrow, $100,000 was released to us on the execution of the escrow agreement, which occurred on January 7, 2002, and the balance of the escrow funds were released to us in March and April 2002. The escrowed amounts were used primarily to pay costs and expenses associated with our merger with LumaLite and for general corporate expenses and working capital.

Our Name Change and the Reverse Split

         On April 11, 2002, we amended our Articles of Incorporation to change our name from "ConSil Corp." to "LumaLite Holdings Inc." The purpose of this amendment was to reflect the scope and type of our business activities following the completion of the merger. At the same time, we effected a reduction in our outstanding capitalization by effecting a "reverse split" pursuant to which we issued one share of our common stock in exchange for every twenty-five (25) outstanding shares of our common stock. As a result of the reverse-split, the pre-merger number of issued and outstanding shares of our common stock was reduced from 21,949,707 shares to approximately 877,988 shares. The rights and preferences of our common stock were not modified or amended in connection with the reverse split.

The Amendment and Restatement of Our Articles of Incorporation and Bylaws

         In connection with the merger with LumaLite, we adopted new Articles of Incorporation and Bylaws with the intent of "modernizing" our Articles of Incorporation and Bylaws, and providing provisions in those documents which are normally found in charter documents for public corporations (including such matters as the use of teleconferencing, facsimile and telephone devices and public trading securities procedures).

Our Change of Domicile

         On April 11, 2002, we changed our state of incorporation from Idaho to Nevada. In connection with the change of domicile, we adopted a new certificate of incorporation and bylaws essentially identical (except for required state-law imposed changes) to the amended Articles of Incorporation and Bylaws described above.

         The change in domicile effected a change only in our legal domicile. It did not result in any change in our business, our management, the location of our principal facilities, our fiscal year, or our assets or liabilities or, except to the extent of any difference between Idaho and Nevada law, the general legal principles under which we will operate. For a comparison of the differences between Idaho and Nevada corporate law provisions, see the summary of those changes set forth in our proxy statement on Schedule 14A filed with the Securities and Exchange Commission on February 21, 2002.

The Debt Conversion

         In June 1996, we entered into a loan agreement with Hecla Mining Company, our former principal shareholder. The original principal amount of the loan was $725,000 and we amended the agreement several times to extend the due date of the loan. In July 2001, Hecla assigned its interest in the loan. Upon the effectiveness of the merger, the current holders of the debt converted the principal amount of the debt, plus accrued interest, into 10,118,744 post-reverse split shares of our common stock. Those shares represent approximately 35.5% of our outstanding common stock on a post-reverse split and post-merger basis, although none of the holders will individually hold 10% or more of our common stock.

Contribution of Shares

         In connection with the merger, Lincoln Properties Ltd L.C., one of our principal stockholders prior to the private placement, the reverse split and the merger, contributed its shares of common stock back to us. Lincoln Properties held and contributed a total of 296,732 post-reverse split shares of our common stock.

Our Corporate Structure

         We will conduct our  business  operations though a parent  corporation,
LumaLite Holdings, Inc. (formerly Consil Corp.), and our wholly-owned subsidiaries, LumaLite, Inc. and Minera ConSil, S.A. de C.V. Minera has no assets and conducts no operations. Our parent corporation's assets primarily consist of its direct interest in our wholly-owned subsidiaries. Our operations will be primarily conducted through our LumaLite, Inc. subsidiary.

         When we discuss our operations in this report, you should assume the completion of the merger and that we are describing our own and our subsidiaries' operations. We are structuring our corporate ownership interests in our subsidiaries to provide our parent corporation with the ability to consolidate their operations in our parent corporation's financial statements under United States generally accepted accounting principles.

         As of the end of the reporting period covered by this report (December 31, 2001), our principal executive office was located at 4766 Holladay Blvd., Holladay, Utah, where our telephone number was (801) 273-9300. As a result of our merger with LumaLite, our principal operating office will be located at 2810 Via Orange Way, Suite B, Spring Valley, California, and our telephone number there is (800) 400-2262.

         Our worldwide website is located at www.luma-lite.com. The information on that site is not part of this report. Our logo and certain titles and logos for our services are our property. Each trademark, tradename or service mark of any other company appearing in this report belongs to its holder. We have previously reported some of the information regarding the transactions and operations set forth in this report in greater detail in other reports we have filed with the Securities and Exchange Commission, including in reports described below in the section entitled "Reports on Form 8-K" and our proxy statement on Schedule 14(a) filed February 21, 2002. You should read the information in this report in connection with those other reports and filings, which are incorporated herein by this reference.

Item 2.       Property

         Prior to the completion of the merger with LumaLite, our properties consist primarily of minimal office equipment, the right to use office space at our principal executive location at 4766 Holladay Boulevard in Holladay, Utah, and the rights under our agreement with Sunshine Precious Metals, Inc., which, as noted above, filed for reorganization under Chapter 11 of the bankruptcy code in 2000 and has shut down operations in its Sunshine mine.

         Upon the consummation of our merger with LumaLite, we now will conduct our principal business operations through LumaLite's properties and equipment. LumaLite's principal business operations are conducted from a leased 4500 sq. ft. combination administrative, research, manufacturing and warehouse space located in Spring Valley, California. The lease for the property expires in November 2004. We believe the lease is on commercially reasonable terms and that it is adequate for LumaLite's current needs. LumaLite believes there is additional lease space available on commercially reasonable terms in the same general area if it requires additional space for its operations.

         LumaLite maintains administrative and manufacturing equipment, as well as supplies and inventory, at its principal business location. Its manufacturing equipment consists primarily of assembly and final-testing machines and equipment. LumaLite has the ability to source its manufacturing equipment and components from a number of equipment vendors. LumaLite believes that all of its manufacturing equipment is in good condition, normal wear and tear excepted.

         In connection with our business activities, we have not historically engaged, and do not intend in the future to engage, in any significant investment activities, including investments in real estate or interests in real estate, investments in real estate mortgages or in securities or interests of persons primarily engaged in real estate activities.

Item 3.       Legal Proceedings

         We are not subject to any material actual or pending legal proceedings.

Item 4.       Matters Voted on by Security Holders

         During the fourth quarter of the fiscal year covered by this report, we did not submit any matter to a vote of our security holders, through the solicitation of proxies or otherwise.

                                     PART II

         Item  5.  Market  for  the  Registrant's   Common  Equity  and  Related
Stockholder Matters

         Our common stock is traded on the over-the-counter market. Quotations have been published on the OTC Bulletin Board and in the National Quotation Bureau "pink sheets" under the symbol CSLV. Our common stock was listed for trading on the CDNX in Vancouver, British Columbia, Canada, on April 2, 1996 under the symbol CS. In connection with our name change and our merger with LumaLite, our symbol was changed to "LMIT." There has not been an active market for the common stock and the below-described quotations, when available, do not constitute a reliable indication of the price that a holder of the common stock could expect to receive upon sale of any particular quantity thereof.

         The following table sets forth the high and low bid prices for our common stock as reported by the Spokane Quotation Service for the quarterly periods indicated. The prices reported by the Spokane Quotation Service represent pre-reverse split prices between dealers which do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                                                Bid
                                                 High                      Low
2001
             First Quarter                      $.03                      $.02
             Second Quarter                      .03                       .02
             Third Quarter                       .03                       .03
             Fourth Quarter                      .08                       .08
2000
             First Quarter                      $.03                      $.03
             Second Quarter                      .03                       .03
             Third Quarter                       .03                       .03
             Fourth Quarter                      .03                       .03

         We had 3,223 holders of record of our common stock as of December 31, 2001.

         We have not declared or paid dividends since our inception in 1969 and we do not expect to declare or pay dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         The following information should be read in conjunction with the information in Item 7, Financial Statements, and other information regarding our financial performance for the period covered by this report included elsewhere in this report. The following discussions and other parts of this report may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in those forward-looking statements. Factors that might cause such differences include, but are not limited to, our history of unprofitability and the uncertainty of our profitability, our ability to develop and introduce new services and products, the uncertainty of market acceptance of those services or products, our potential reliance on collaborative partners, our limited sales and marketing experience, the highly competitive industries in which we operate and general economic and business conditions, some or all of which may be beyond our ability to control.

Overview

         We have historically engaged in mining or mining-related activities. We were initially formed to hold certain mining properties known as the Silver Summit Mine, but in 1995 we sold that property to Sunshine Precious Metals, Inc., which filed for Chapter 11 reorganization in 2000 and which has subsequently shut down its operations.

         Following the sale of the Silver Summit mine in 1995, we engaged in mineral exploration and acquisition activities, primarily in Mexico. Those efforts were unsuccessful and during the fourth quarter of 1997 we essentially discontinued all active business operations.

         In late 2001,  we initiated a number of actions  which were intended to
(i) modernize our organizational documents, (ii) improve our financial status, and (iii) provide us with active ongoing operations, including the merger with LumaLite. As noted above in the section entitled "Business," those actions were completed in April 2002, after the closing date for the period covered by this report. As a result, the financial information set forth in this section relates primarily to our financial condition during a portion of the period that we did not have any active or ongoing business operations.

Results of Operations

2001 vs. 2000

         We reported a net loss of $97,744, or $0.01 per pre-reverse split share, for the year ended December 31, 2001 compared to a net loss of $99,838, or $0.01 per pre-reverse split share, in 2000. The increase in the net loss was due to decreased interest expenses on our notes payable.

2000 vs. 1999

         We reported a net loss of $99,838, or $.01 per pre-reverse split share, for the year ended December 31, 2000, compared to a net loss of $89,721, or $.01 per pre-reverse share, in 1999. The increase in the net loss was due to an increase in interest expense of $10,557 on the note payable to Hecla (see Note 3 of the Notes to Consolidated Financial Statements) and a decrease in interest and other revenue of $157. The unfavorable variances were partly offset by a decrease in general and administrative expenses of $597.

Financial Condition and Liquidity

         For the past several years, we have funded our cash requirements at the parent company level through debt and equity transactions. The proceeds from these transactions were primarily used to fund our exploration activities and, once we ceased active operations, to maintain our limited assets and minimal accounting, management and reporting functions. Our foreign subsidiary interest has been financed by a combination of equity investments and shareholder loans, but since 1997 that funding has been limited to the amounts necessary to maintain that entity's corporate existence and minimal administrative functions.

         Our principal source of funding during the past few years has been advances from Hecla Mining Company, which was, until mid-2001, our principal shareholder. In July 2001, Hecla transferred to REA, LLC, all outstanding debt owed to them. As of December 31, 2001, our obligations to REA (including interest) totaled $971,163. As part of the transactions related to the merger with LumaLite, REA agreed to convert the outstanding debt into equity. See "Business above.

         As of December 31, 2001, we had current assets of $793,000, compared to $1,503.00 of current liabilities. Our operations did not generate any cash flow (other than minimal interest income from investments of our cash), and that cash flow was not sufficient to cover our operational expenses, which used $34,306 of cash during the year ended December 31, 2001. The primary use of cash for operating activities was for funding our limited general and administrative expenses. At December 31, 2001, we had a stockholders deficit totaling $989,682.

         In late 2001, our management began actively pursuing a number of strategies to either increase our cash flow from operations or to provide working capital for our ongoing operations. These strategies included:

               o    The sale of equity securities;

               o    Extending  or  modifying   repayment   terms  of  the  Hecla
                    indebtedness;

               o    Incurring additional debt;

               o Reduction in capital expenditures and control of operating expenses;

               o    A merger, strategic relationship or other transaction.

         Absent the infusion of either debt or equity financing, substantial reductions in our operating expenses and/or a merger or strategic relationship with a third party, management believes we would not have continued as a going concern.

         In late 2001, our management began negotiations with LumaLite regarding a potential merger or other transaction. As noted above in the section entitled "Business" in late December 2001, we entered into a merger agreement with LumaLite and closed that transaction the week of April 15, 2002. As a result of the consummation of the merger and the acquisition of LumaLite's ongoing business operations, we believe that our options to acquire additional debt or equity financing will be enhanced.

         To the extent we acquire the amounts necessary to fund our ongoing business plan through the issuance of equity securities, our shareholders may experience dilution in the value per share of their equity securities. The acquisition of funding through the issuance of debt could result in a substantial portion of our cash flow from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive pressures and economic downturns. Our subsidiaries could also obtain financing from third parties, but there can be no assurance our subsidiaries will be able to obtain the financing required to make planned capital expenditures, provide working capital or meet other cash needs on terms which are economically acceptable to us.

Critical Accounting Policies

         Our critical accounting policies are those which we believe require significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A discussion of our critical accounting policies is set forth in the Notes to our Financial Statements included as part of this Report.

Recently Issued Financial Accounting Standards

         From time to time, the Financial Accounting Standards Board ("FASB") issues pronouncements regarding financial accounting standards, including standards regarding accounting and reporting standards for business combinations and other matters. For more information regarding the significant accounting policies and standards applicable to our operations, see the Notes to the Financial Statements.

Item 7.       Financial Statements and Supplementary Data

         The following financial information is provided in accordance with the requirements of Item 310 of Regulation S-B. See Item 14 for index of Financial Statements and Supplemental Data filed herewith:

                                  CONSIL CORP.
                        Consolidated Financial Statements

                           December 31, 2001 and 2000
                                (In U.S. Dollars)

/Letterhead/





                          Independent Auditor's Report

To the Board of Directors of:
ConSil Corp.

We have audited the accompanying balance sheet of ConSil Corp., as of December 31, 2001, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of ConSil Corp., as of December 31, 2000, were audited by other auditors whose report dated February 16, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of ConSil Corp., as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #7 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Bierwolf, Nilson & Associates

Bierwolf, Nilson & Associates
April 22, 2002



                                                    CONSIL CORP.
                                                   Balance Sheet
                                                    December 31

                                                                                    2001                2000
                                                                             ------------------  ------------------

                                                       Assets

Current Assets

     Cash and Cash Equivalents                                               $             793   $           1,419
     Other Receivables                                                                       -                  84
                                                                             ------------------  ------------------

              Total Assets                                                   $             793   $           1,503
                                                                             ==================  ==================

                                         Liabilities & Stockholders' Equity

Current Liabilities

     Accounts Payable and Accrued Expenses                                   $          19,312   $           2,096
     Accrued Interest Payable (Note 4)                                                 246,163             282,725
     Notes Payable (Note 4)                                                            725,000             725,000
                                                                             ------------------  ------------------

              Total Current Liabilities                                                990,475           1,009,821
                                                                             ------------------  -------------------

Stockholders' Equity

     Preferred Stock; 10,000,000 Shares Authorized;
         $0.25 Par Value; None Issued & Outstanding                                          -                    -
     Common Stock, 20,000,000 Shares Authorized
         $0.10 Par Value, 9,455,689 Shares Issued and
         Outstanding                                                                 2,360,572           2,360,572
     Paid In Capital                                                                   116,380                   -
     Accumulated Deficit                                                            (3,463,173)         (3,365,429)
     Less: Treasury Stock                                                               (3,461)             (3,461)
                                                                             ------------------  ------------------
              Total Stockholders' Equity                                              (989,682)         (1,008,318)
                                                                             ------------------  -------------------

              Total Liabilities & Stockholders' Equity                       $             793   $           1,503
                                                                             ==================  ===================


 The accompanying notes are an integral part of these financial statements.



                                                    CONSIL CORP.
                                               Statement of Operations
                                          For the Years Ended December 31,

                                                                2001                2000                1999
                                                          -----------------  ------------------  -----------------
Revenue

     Interest $                                           $               -   $            879  $            1,036
                                                          -----------------  -----------------  ------------------

              Total Revenues                                              -                879               1,036
                                                          -----------------  -----------------  ------------------

Expenses

     General & Administrative                                        34,306             23,201              23,798
     Interest Expense on Note Payable                                63,438             77,516              66,959
                                                          -----------------  ------------------  -----------------
              Total Expenses                                         97,744            100,717              90,757

              Loss Before Income Taxes                              (97,744)           (99,838)            (89,721)

              Income Tax Provision                                        -                  -                   -
                                                          -----------------  ------------------  ------------------

              Net Loss                                    $         (97,744)  $        (99,838)  $         (89,721)
                                                          =================  ==================  ==================

              Basic & Diluted Net Loss
              Per Share                                   $           (0.01)  $          (0.01)  $           (0.01)

              Weighted Average
              Shares Outstanding                                  9,455,689          9,449,707

The accompanying notes are an integral part of these financial statements.


                                                    CONSIL CORP.
                                          Statement of Stockholders' Equity
                                      From January 1, 1998 to December 31, 2001

                               Preferred Stock           Common Stock
                         ------------------------  -----------------------------
                                                                                    Paid-In      Accumulated      Treasury
                           Shares       Amount         Shares         Amount        Capital         Deficit         Stock
                         -----------  -----------  -------------  --------------  -----------  ---------------  -----------

Balance,
January 1, 1998                    -  $         -      9,455,689   $   2,111,675  $          -  $  (3,095,908)  $    (3,461)


Net Loss
Year Ended
December 31, 1998                  -            -              -               -             -        (79,962)            -
                         -----------  -----------  -------------  --------------   -----------  ---------------- ----------

Balance,
December 31, 1998                  -            -      9,455,689       2,111,675             -     (3,175,870)       (3,461)


Net Loss
Year Ended
December 31, 1999                  -            -              -               -             -        (89,721)            -
                         -----------  -----------  -------------  --------------   -----------  ---------------- ----------

Balance,
December 31, 1999                  -            -      9,455,689       2,111,675             -     (3,265,591)       (3,461)


Increase in Equity
Accounts Due to
Forgiveness of Debt                -            -              -         248,897             -              -             -

Net Loss
December 31, 2000                  -            -              -               -             -        (99,838)            -
                         -----------  -----------  -------------  --------------   -----------  ---------------- ----------

Balance,
December 31, 2000                  -            -      9,455,689       2,360,572             -     (3,365,429)       (3,461)


Forgiveness of Debt                -            -              -               -        16,380               -            -

Exchange for
Royalty Deed                       -            -              -               -       100,000               -            -

Net Loss
Year Ended
December 31, 2001                  -            -              -               -             -        (97,744)            -
                         -----------  ----------- --------------  --------------  ------------  ---------------  ----------

Balance,
December 31, 2001                  -  $         -      9,455,689  $    2,360,572  $    116,380   $ (3,463,173)   $   (3,461)
                         ===========  =========== ==============  ==============  ============  ===============  ==========

The accompanying notes are an integral part of these financial statements.




                                                        CONSIL CORP.
                                                  Statements of Cash Flows
                                               For the Years Ended December 31

                                                                         2001                2000                1999
                                                                  -------------------  ------------------  -----------------

Cash Flows Used by Operating Activities
---------------------------------------
     Net (Loss)                                                   $         (97,744)  $         (99,838)  $        (89,721)

     Non Cash Transactions                                                  116,380                   -                  -
     Adjustments to Reconcile Net Loss to Net Cash;
         Other Receivables                                                        -                  64                (28)
         Prepaid Expenses                                                         -                 300               (300)
         Income Tax Refund Receivable                                             -               8,000              8,000
         Accounts Payable and
           Accrued Expenses                                                 (36,562)               (832)             4,063
         Accrued Interest Payable on Note                                    17,300              68,516             66,959
                                                                  -------------------  ------------------  -----------------

              Net Cash Used by
              Operating Activities                                             (626)            (23,790)           (11,027)

Cash Flows Used by Investing Activities                                           -                   -                   -
---------------------------------------                           ------------------  ------------------  -----------------

              Net Cash Provided by
              Investing Activities                                                -                   -                   -

Cash Flows Used by Financing Activities
---------------------------------------

     Proceeds from Note Payable to
       Hecla Mining Company                                                       -               14,000            11,000
                                                                  ------------------  ------------------  -----------------

              Net Cash Provided by
              Financing Activities                                                -               14,000            11,000

              Net Decrease in Cash &
              Cash Equivalents                                                 (626)              (9,790)              (27)

              Cash & Cash Equivalents
              at Beginning of Year                                            1,419               11,209            11,236
                                                                  ------------------  ------------------  -----------------

              Cash & Cash Equivalents
              at End of Year                                      $             793   $           1,419   $         11,209
                                                                  ==================  ==================  =================

The accompanying notes are an integral part of these financial statements.

                                  CONSIL CORP.
                          Notes to Financial Statements
                                December 31, 2001

NOTE #1 - Organization

ConSil Corp. (ConSil), formerly Consolidated Silver Corporation, and its wholly owned subsidiary, Miera ConSil, S.A. de C.V. (formed on December 20, 1995) currently have no operating properties. ConSil is currently inactive.

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

At December 31, 2001, ConSil had 9,455,689 common shares outstanding of which Lincoln Properties, Ltd., (Lincoln, the majority stockholder of ConSil) owned 7,418,300 shares or 78.503% of the outstanding shares.

NOTE #2 - Significant Accounting Policies

A.       The Company uses the accrual method of accounting.

B. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

C. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.

D. Consolidation Policies: The accompanying consolidated financial statements include the accounts of the company and its majority - owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

E. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

F. Income Taxes: ConSil records deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in its financial statements. Deferred tax liabilities and assets are determined based on the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

G. Accounting for Stock Options: ConSil measures compensation cost for stock option plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". ConSil also provides the required disclosures of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).



                                  CONSIL CORP.
                          Notes to Financial Statements
                                December 31, 2001

NOTE #3 - Income Taxes

The components of ConSil's income tax provision (benefit) for the years ended
December 31, 2001 and 2000 are as follows:

                                                                                             2001                2000
                                                                                      ------------------  -----------------

         Current:
              Federal                                                                 $               -   $               -
              State                                                                                   -                   -
                                                                                      ------------------  -----------------
                  Total Current                                                                       -                   -
         Deferred:
              Federal                                                                 $               -   $               -
              State                                                                                   -                   -
                                                                                      ------------------  -----------------
                  Total Deferred                                                                      -                   -
                                                                                      ------------------  -----------------
                  Total                                                               $               -   $               -
                                                                                      ==================  =================

The income tax provisions (benefit) for the years ended December 31, 2001 and 2000 differed from the amounts which would have been provided by applying the statutory federal income tax rate to the loss before income taxes. The reasons for the differences were as follows;

                                                                                             2001                2000
                                                                                      ------------------  -----------------
         Computed "statutory" benefit                                                 $         (33,233)  $         (33,945)

         Change in valuation allowance due to
              uncertainty of recovery of deferred
              tax assets                                                                         33,233              33,945
                                                                                      ------------------  -----------------
                  Total                                                               $               -   $               -
                                                                                      ==================  =================

At December 31, 2001 and 2000, ConSil had the following deferred tax assets;

                                                                                             2001                2000
                                                                                      ------------------  -----------------
         Net operating loss carryforwards and
              capitalized exploration costs and other                                 $         794,250   $         761,017

         Valuation Allowance                                                                   (794,250)           (761,017)
                                                                                      ------------------  ------------------
                  Net Deferred Tax Asset                                              $               -   $               -
                                                                                      ==================  =================

The change in the valuation allowance during the years ended December 31, 2001 and 2000 were as follows:
                                                                                             2001                2000
                                                                                      ------------------  -----------------
         Balance, Beginning of Year                                                   $         761,017   $         727,072
         Change due to non-utilization of net
              operating loss carryforwards                                                       33,233              33,945
                                                                                      ------------------  -----------------
         Balance, End of Year                                                         $         794,250   $         761,017
                                                                                      ==================  =================

                                                        CONSIL CORP.
                                                Notes to Financial Statements
                                                      December 31, 2001

NOTE #3 - Income Taxes -continued-
----------------------

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

At December 31, 2001, ConSil had federal and state net operating loss carryforwards of $809,744 and $712,000 at December 31, 2000.

NOTE #4 - Notes Payable

On June 28, 1996, ConSil and Hecla entered into a loan agreement whereby Hecla agreed to make available to ConSil a loan not to exceed $500,000. Under the terms of the loan agreement, ConSil agreed to pay interest on the outstanding balance at the prime interest rate plus one and one-half percent. The loan was payable upon demand by Hecla and was due in its entirety on or before December 31, 1996. The loan agreement places certain restrictions on ConSil including restrictions on assets, indebtedness, increases in compensation, loans or advances to shareholders, directors or employees, capital stock and hiring of new employees. These restrictions can be altered with the prior consent of Hecla. This loan agreement was subsequently amended on eight separate occasions, increasing the amount available to borrow to $725,000 and extending the repayment date to March 31, 2002 with all other terms remaining substantially identical to the original loan agreement. On July 10, 2001, Hecla transferred to REA, LLC, all outstanding debt owed them at June 30, 2001. At December 31, 2001, there was $725,000 outstanding under the loan agreement with REA, LLC, having an interest rate of 8.75%, and accrued interest due to REA, LLC totaling $246,163. Interest expense related to this note for the years ended December 31, 2001 and 2000, was $63,438 and $77,516, respectively.

NOTE #5 - Basic and Diluted Earnings Per Share

In accordance with SFAS 128, the following table presents a reconciliation of the numerators (net loss) and denominators (shares) used the basic and diluted loss per common share computations for the years ended December 31, 2001 and 2000.


                                         2001                                                 2000
                    -----------------------------------------------------  ----------------------------------------------------
                         Net Loss            Shares            Amount           Net Loss         Shares            Amount
                    ----------------    ---------------  ----------------  ---------------  ----------------  -----------------

Net Loss            $       (97,744)                -                  -     $     (99,838)         -                     -

Basic Loss                  (97,744)        9,455,689    $         (0.01)          (99,838)        9,449,707    $    (0.01)
                    ================  =================  ================  ================= ================ ==================


Diluted Loss                (97,744)        9,455,689    $         (0.01)          (99,838)        9,449,707    $    (0.01)
                    ================  =================  ================  ================= ================ ==================

                                  CONSIL CORP.
                          Notes to Financial Statements
                                December 31, 2001

NOTE #6 - Stock Option Plan

In 1997, the shareholders of ConSil approved two stock option plans. The ConSil Stock Option Plan provides for stock-based grants to selected officers, directors and other key employees. The ConSil Corp., Incentive Stock Option Plan provides for stock-based grants to participating employees. The option price of stock options issued under the Incentive Stock Option Plan may not be less than the fair market value on the date of grant. The terms of the options under either plan shall be no longer than five years from the date of grant. During 2001, 2000, 1999, 1998 and 1997 there were no options granted under either plan. At December 31, 2001 there were 885,000 shares available for grant under the plans.

Transactions concerning stock options pursuant to both of the above-described plans are summarized as follows:

                                                                      Exercise
                                                      Shares            Price
                                                 ---------------  --------------
     Outstanding, December 31, 1997 and 1998            180,000   $         0.87
          Expired                                       (60,000)               -
                                                 ---------------  --------------
     Outstanding December 31, 1999                      120,000   $         0.87
          Expired                                       (60,000)               -
                                                 ---------------  --------------
     Outstanding, December 31, 2000                      60,000   $         0.87
          Expired                                       (60,000)               -
                                                 ---------------  --------------
     Outstanding, December 31, 2001                           -                -
                                                 ---------------  --------------
          Balance at December 31, 2001                        -   $            -
                                                 ===============  ==============

At December 31, 2001, the life of the stock options had expired. Therefore, there were no options outstanding at the date of this report.

NOTE #7 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

         We are not generally subject to any foreign currency risk, and we are, in management's opinion, subject to only minimum interest rate risk. Our interest rate risk generally arises from our variable interest rate loans, including our loan from Hecla Mining Company, as described in our Financial Statements below and from fluctuations in interest earnings arising from our limited investment portfolio. As noted above in the section entitled "Business", our debt with Hecla was assigned to third parties and, in connection with the consummation of our merger with LumaLite, was converted into shares of our common stock. With respect to market risk arising from our investment portfolio, we have taken measures which we believe minimize fluctuations in those interest rates. We do not use derivative financial investments in our financial portfolio. Based on the recent actions of the Federal Research Board, our management believes that both interest rates and inflation will be stable for the remainder of 2002. As a result, our management believes that we will suffer minimal market risk from our operations.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         During the period covered by this report, our sole officer and director was James Anderson. Mr. Anderson, who is 49, was, most recently involved in the sale of golfing simulator systems, prior to that, he was the owner and operator of a restaurant and gaming club in Salt Lake City, Utah. Mr. Anderson also has over 7 years experience in the computer industry.

         Effective immediately upon the filing of this report and the completion of the merger, Mr. Anderson appointed four new members of the Board of Directors (all of whom were designees of LumaLite) and new officers, and then resigned from our Board of Directors and as an officer. The new directors and officers, and their respective ages and biographical information for each of them are presented below. There are no family relationships between or among any of our directors:

Name                         Age         Position

Dr. Dale Rorabaugh           58          Chairman of the Board
Michael Jackson              55          Director and President
Hank Schumer                 74          Director, Secretary-Treasurer and
                                         Chief Financial Officer
Joseph Forehand              46          Director, Vice President of Operations

         Dr.Dale Rorabaugh. Dr. Rorabaugh will join us in connection with the merger with LumaLite and will act as a Chairman of our parent corporation's Board of Directors and as its Chief Executive Officer. He currently serves as C.E.O. and as a director of LumaLite and shall continue to do so. Dr. Rorabaugh was one of the founders of LumaLite. He was most recently President of the AuRora Group a company specializing in Research & Development of new products for the medical profession. Prior to that he was President of Eclipse Ventures from 1994-2000, which developed a Corneal Topographer used in Lasik surgery in the ophthalmic field for measuring curvature of the cornea.

         Prior to that, he was the founder and President of Dicon Corp. from 1992-1998 a company that first introduced micro-processors to the ophthalmic industry in the form of an automated visual field device. The company was sold to Cooper-Vision

         Dr Rorabaugh holds a degree in Physics from the University of Virginia and a Doctor of Optometry degree from the University of California at Berkeley.

         Michael Jackson. Michael Jackson will join us in connection with the merger with LumaLite and act as a member of our Board of Directors and as our President. He also serves, and shall serve, as President and as a director of LumaLite. Before joining LumaLite, Mr. Jackson was most recently Vice President of Marketing and Sales with HGM Medical Laser, a medical sales business. Before that, Mr. Jackson was the Vice President of Sales for the Western Region for Kreativ, Inc., a dental sales organization. Mr. Jackson attended Virginia Polytechnic Institution, where he studied engineering.

         Hank Schumer. Hank Schumer will join us upon consummation of the merger as our Secretary-Treasurer, Chief Financial Officer, and as a member of its Board of Directors. Mr. Schumer will also act as LumaLite's Vice President, Secretary, Chief Financial Officer and member of its Board of Directors. Mr. Schumer currently also acts as a consultant for Western Wholesale in San Diego, California, which is a wholesaler of appliances, and as the President of Cafe Cartes, of San Diego, California, which offers consulting services. Mr. Schumer has a Bachelor of Electrical Engineering degree from C.C.N.Y. and a Masters in Business Administration from Drexel Institute of Technology.

         Joseph Forehand. In connection with the merger, Joseph Forehand will join us as a member of our Board of Directors, and as Vice President of Operations. Before joining LumaLite, he was Vice President of Operations at Kreativ, Inc., a dental equipment manufacturing concern. Mr. Forehand attended the University of Alabama, where he studied engineering.

Structure of Our Board of Directors

         At each annual meeting of our shareholders, the directors are elected and hold office for a term expiring at the annual meeting of our shareholders held the next succeeding year, or until their earlier resignation or removal. Our Certificate of Incorporation provides that our directors may be removed only for cause, and only by the affirmative vote of the holders of two-thirds of the common shares entitled to vote at a meeting of our shareholders.

         During 2001, our Board of Directors consisted of only one person, James Anderson. We did not have any standing committees. Our directors did not receive cash compensation for serving on our Board (or any committee of our Board), or for any other services they provide to us in their capacity as directors. They are, however, entitled to reimbursement for expenses they incur in connection with attending Board of committee meetings.

Limitations of Liability and Indemnification

         Our certificate of incorporation limits the personal liability of our directors and officers for monetary damages to the maximum extent permitted by Nevada law. Under Nevada law, those limitations include limitations on monetary damages for any action taken or failed to be taken as an officer or director, except for an act or omission that involves intentional misconduct or a knowing violation of the law, or payment of proper distributions. Nevada law also permits a corporation to indemnify any current or former director, officer, employee or agent if the person acted in good faith in a manner in which he reasonably believed to be in, or not opposed to, the best interests of the corporation. In the case of a criminal proceeding, the indemnified person must also have had no reasonable cause to believe that his conduct was unlawful.

         Our bylaws provide that, to the full extent permitted by our certificate of incorporation and the Nevada Business Corporation Act, we will indemnify, and advance expenses to, our officers, directors and employees in connection with any action, suit or proceeding, civil or criminal, to which those persons are made a party by reason of their being a director, officer or employee. That indemnification is in addition to the advancement of expenses.

         At present, we are not involved in any litigation or proceeding involving any director of officer where indemnification by us would be required or permitted.

Compliance with Section 16(a) of the Exchange Act.

         Section 16(a) of the Securities Exchange Act of 1934, or the "Exchange Act," requires our executive officers and directors, and persons who own 10% or more of a registered class of our equity securities (all of whom we refer to collectively as "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission if we and our equity securities meet certain requirements. We have not received copies of filings on forms 3, 4 or 5 for any such reporting person for the year ended December 31, 2001.

                                    PART III

Item 10.      Executive Compensation

         During 1999, 2000 and 2001, we did not pay any compensation to our executive officers or directors. Accordingly, we have omitted all tables regarding the payment of compensation to executive officers from this report.

         Prior to the merger, LumaLite entered into written employment agreements with the four persons named in Item 9 above. Those persons served as LumaLite's executive officers and directors prior to the merger and, with the completion of the merger, will also serve as executive officers and directors of our parent corporation.

         The employment agreements are all dated effective January 1, 2002 and have initial terms of five years. The agreements are automatically renewable for one-year extension terms, subject to notice by either party of his or its intent to terminate the agreement. The agreements provide for stated base salary amounts ($120,000 per year in the case of Mr. Jackson, $130,000 per year in the case of Mr. Rorabaugh, $120,000 in the case of Mr. Forehand, and $80,000 in the case of Mr. Schumer), payable in monthly installments. Compensation for any extension terms will be as mutually agreed to by the parties at the beginning of the extension period. The contract may be terminated upon the mutual agreement of the parties, upon the death of the employee or upon LumaLite's dissolution, bankruptcy or receivership.

         The contracts do not provide for any "change of control" payments, severance payments or other provisions relating to payments to the employee in the event of any fundamental change in LumaLite's business, operations or ownership. The agreements also do not contain any non-competition, non-solicitation or assignment of inventions provisions, although they do require the employee and LumaLite, during the term of the agreement, to use their best efforts to avoid areas which may involve conflicts of interest between LumaLite and the employee with respect to activities engaged in by the employee.

         Since 1997, we have maintained two stock option plans. The ConSil Stock Option Plan provides for stock-based grants to selected officers, directors and other key employees. The ConSil Corp. Incentive Stock Option Plan provides for grants to participating employees of incentive stock options. The terms of the options granted under either plan cannot be longer than five years from the date of grant. During 2001, 2000 and 1999, we did not grant any options under either plan. As of December 31, 2001, there were 885,000 shares available for grant under the plans.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of shares of our common stock by (i) each person known by us to own more than 5% of our outstanding common stock, (ii) each of our directors and,
(iii) all of our executive officers and directors as a group. Except as noted, each person has sole voting and sole investment or dispositive power with respect to the shares shown. The information presented is based on information as of March 1, 2002, which is before the reverse split and the consummation of the merger with LumaLite, but after the completion of the private placement pursuant to which we sold 12.5 million shares of our common stock to three accredited investors (see "Business" above), and is based on 21,949,707 outstanding shares of common stock. The inclusion of any shares of common stock as "beneficially owned" in this chart does not constitute an admission of actual beneficial ownership (which is a broad definition under the securities laws) of those shares. Unless otherwise indicated, each person is deemed to beneficially own any shares issuable on exercise of stock options or warrants held by that person that are currently exercisable or become exercisable within 60 days after the record date:



                                                                                    Total             Percent of
Name and Address of                         Number    of          Number of         Beneficial        Shares
Beneficial Owner                            Shares Owned          Options           Ownership         Outstanding
--------------------                        -----------------     ---------         ----------        ------
Lincoln Properties LTD LC                   7,418,300                  - 0 -        7,418,300         33.8%
1380 Devonshire Drive
Salt Lake City, UT  84108

Brighton Opportunity Fund*                  6,250,000                  - 0 -        6,250,000         28.5%
1801 Century Park East, Suite 1235
Los Angeles, CA  90067

Trevor Crow*                                3,125,000                  - 0 -        3,125,000         14.2%
3467 Western Springs Road
Olivenhain, CA  92024

Richard Keys*                               3,125,000                  - 0 -        3,125,000         14.2%
1136 Loma Avenue, Suite 203
Coranado, CA  92118

James Anderson                              - 0 -                 - 0 -             - 0 -             - 0 -
President and Director
6975 South Union Park Center,
Suite 600,
Salt Lake City, Utah

All of the directors and executive          - 0 -                 - 0 -             - 0 -             - 0 -
officers as a group (1 person)
-------------------------------------------
*Private placement investor.


Item 12.      Certain Relationships and Related Transactions

         During the third quarter of 2000, Hecla forgave $248,897 of our accounts payable to Hecla Mining Company and Minera Hecla, S.A. de C.V. (Hecla's wholly owned subsidiary). We recorded the forgiveness of the accounts payable as an equity contribution.

                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      (1)      Index to Consolidated Financial Statements:

                                                                         Page
Report of Independent Accountants                                         13
Consolidated Balance Sheets at December 31, 2001 and 2000                 14
Consolidated Statements of Operations for the Years Ended                 15
December 31, 2001, 2000 and 1999
Consolidated Statements of Changes in Stockholders' Deficit
for the Years Ended December 31, 2001, 2000 and 1999                      16
Consolidated Statements of  Cash Flows                                    17
for the Years Ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements                                18

         (b)      Reports on Form 8-K

         Current Report on Form 8-K dated April 1, 2002

         (c)      Exhibits

         The exhibit numbers in the following list correspond to the numbers assigned to such Exhibits in Item 601 of Regulation S-K.

Number          Description of Exhibits

10.2            Agreement and Plan of Merger

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2001.

                          LUMALITE HOLDINGS, INC. (formerly ConSil Corp.)

                          By: /s/ James Anderson
                              -------------------------------------------
                                  James Anderson, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              /s/  James Anderson
                              -------------------------------------------
                                   James Anderson, President


                              /s/  James Anderson
                              -------------------------------------------
                                   James Anderson, President

                   LIST OF EXHIBITS TO BE FILED WITH THIS 10-K

------------------------- ------------------------------------------------------
Number                    Description of Exhibits
------------------------- ------------------------------------------------------

10.2(1)                      Agreement and Plan of Merger

(1) This registrant has previously filed with the Commission other exhibits, as set forth in the Registrants reports.