Form 10QSB
period 2002-03-31
LUMALITE HOLDINGS INC
filed 2002-05-20
CIK 23778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         March 31, 2002
                                            ------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                to
                                            --------------   -------------------
                         Commission file number 0-4846-3
          -------------------------------------------------------------

                             LumaLite Holdings, Inc.
 -------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Nevada                               82-0288840
--------------------------------------------------------------------------------
             (State or other jurisdiction                (IRS Employer
         of incorporation or organization)             Identification No.)

               2810 Via Orange Way, Ste B, Spring Valley, CA 91978
                    (Address of principal executive offices)

                                 (619) 660-5410
                            Issuer's telephone number

             Consil Corp., 4766 Holladay Blvd., Holladay, Utah 84117
    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Approximately 28,501,692 shares as of May 15, 2002

        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
LumaLite Holdings, Inc. and Subsidiaries



        We have reviewed the accompanying consolidated balance sheets of LumaLite Holdings, Inc. and subsidiaries as of March 31, 2002 and December 31, 2001 and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

                                                   Respectfully submitted



                                                   /s/ Robison, Hill & Co.
                                                   -----------------------------
                                                   Certified Public Accountants


Salt Lake City, Utah
May 15, 2002

                    LUMALITE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                (Unaudited)
                                                                 March 31,      December 31,
                                                                    2002            2001
                                                               --------------  --------------

ASSETS
Current Assets:
   Cash and Cash Equivalents                                   $          780  $          793
   Escrow from Private Placement and
      Investment in Subsidiary                                        500,000               -
                                                               --------------  --------------

                                                               $      500,780  $          793
                                                               ==============  ==============

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable and Accrued Expenses                       $       41,759  $       19,312
   Accrued Interest Payable                                           246,163         246,163
   Note Payable                                                       725,000         725,000
                                                               --------------  --------------

     Total Liabilities                                              1,012,922         990,475
                                                               --------------  --------------

Stockholders' Equity
   Preferred Stock, Par Value $0.25
      Authorized 10,000,000 shares
      Issued -0- shares at December 31, 2001 and 2000                       -               -
   Common Stock, No Par Value, Authorized 20,000,000
       Shares, 9,455,689 Shares Issued at March 31, 2002
      and 9,455,689 at December 31, 2001                            2,476,952       2,476,952
   Common Stock to be Issued 12,500,000 shares                        500,000               -
  Accumulated Deficit                                              (3,485,633)     (3,463,173)
  Less: Common Stock reacquired at cost; 5,982 shares                  (3,461)         (3,461)
                                                               --------------  --------------

     Total Stockholders' Equity                                      (512,142)       (989,682)
                                                               --------------  --------------

     Total Liabilities and
       Stockholders' Equity                                    $      500,780  $          793
                                                               ==============  ==============




                       See accompanying notes and accountants' report.

                    LUMALITE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               (Unaudited)
                                                        For the three months ended
                                                                March 31,
                                                     --------------------------------
                                                          2002              2001
                                                     --------------    --------------

Continuing operations:

   Revenues                                          $            -    $            -

  Costs and expenses:
      General and administrative                             22,509            26,194
                                                     --------------    --------------

     Net Income (Loss)                               $      (22,509)   $      (26,194)
                                                     ==============    ==============

Basic & Diluted loss per share                       $            -    $            -
                                                     ==============    ==============





















                       See accompanying notes and accountants' report.

                    LUMALITE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         (Unaudited)
                                                 For the three months ended
                                                          March 31,
                                               -------------------------------
                                                    2002            2001
                                               --------------- ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

   Net Income (Loss)                           $       (22,509)$       (26,194)
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
    Increase in accounts and other receivables               -              84
      Increase (decrease) in accounts payable           22,496           7,000
      Increase (decrease) in accrued expenses                -          18,105
                                               --------------- ---------------
  Net Cash Used in continuing operations                   (13)         (1,005)
                                               --------------- ---------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by (used) investing activities             -               -
                                               --------------- ---------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net Cash Provided by
  Financing Activities                                       -               -
                                               --------------- ---------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                (13)         (1,005)
Cash and Cash Equivalents
  at Beginning of Period                                   793           1,419
                                               --------------- ---------------
Cash and Cash Equivalents
  at End of Period                             $           780 $           414
                                               =============== ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                     $             - $             -
  Franchise and income taxes                   $             - $             -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
None
                        See accompanying notes and accountants' report.

                    LUMALITE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE 1 - GENERAL

        The notes to the consolidated financial statements as of December 31, 2001, as set forth in LumaLite Holdings, Inc.'s 2001 Annual Report on Form 10-KSB, substantially apply to these interim consolidated financial statements and are not repeated here.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for LumaLite Holdings, Inc. and subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

        The unaudited financial statements as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Principles of Consolidation

        The consolidated financial statements for the three months ended March 31, 2002 and 2001 include the accounts of the parent entity and all of its subsidiaries.

        All  significant   intercompany  balances  and  transactions  have  been
eliminated.

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes

        The Company has a net operating loss for income taxes. Due to the regulatory limitations in utilizing the loss, it is uncertain whether the Company will be able to realize a benefit from these losses. Therefore, a deferred tax asset has not been recorded. There are no significant tax differences requiring deferral.

                    LUMALITE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                  Income           Shares         Per-Share
                                                (Numerator)     (Denominator)       Amount
                                              ---------------  ---------------  --------------
                                                 For the three months ended March 31, 2002
                                              ------------------------------------------------
Basic Loss per Share
Loss to common shareholders                   $       (22,509)       9,455,689  $            -
                                              ===============  ===============  ==============

                                                 For the three months ended March 31, 2001
                                              ------------------------------------------------
Basic Loss per Share
Loss to common shareholders                   $       (26,194)       9,449,707  $            -
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for March 31, 2002 and 2001 and are thus not considered.

Reclassifications

        Certain reclassifications have been made in the March 31, 2001 financial statements to conform with the March 31, 2002 presentation.

NOTE 3 - PRIVATE PLACEMENT OF COMMON STOCK

        During January, 2002 the Company completed a private placement of 12,500,000 shares of common stock with three accredited investors for an aggregate purchase price of $500,000. Following the reverse split, as described in Note 4, the three accredited investors will hold 500,000 post-reverse split shares of common stock. The sale of the stock was sold under reliance on the exemption from registration provided under ss. 4(2) of the Securities Act of 1933, as amended. The Proceed from the placement of the 12,500,000 shares of common stock were placed in escrow and will be used primarily to pay costs and expenses associated with the merger with LumaLite.

NOTE 4 - SUBSEQUENT EVENTS

        On April 11, 2002 a recapitalization was effected by a reverse split of common stock with one share of common stock exchanged for every twenty-five outstanding shares of common stock. As a result, the common stock outstanding was reduced to approximately 877,988 shares.

        In April 2002, the Merger with LumaLite was completed. Upon completion of the merger, all of the issued and outstanding shares of common stock of LumaLite were cancelled and converted into a right to receive 17,800,000 post-reverse split shares (approximately 62.46% of the outstanding common stock).

        Effective with the merger, the holders of debt in the original amount of $725,000 converted the principal amount of the debt, plus accrued interest, into 10,118,744 post-reverse split shares of common stock (approximately 35.5% of the outstanding common stock).

        In connection with the merger, Lincoln Properties Ltd L.C., one of the principal stockholders prior to the private placement, reverse split and the merger, contributed 296,732 post-reverse split shares of common stock back to the Company.

            For additional information regarding these transactions, see the Company's annual report for the period ending December 31, 2001 on Form 10-KSB.

Item 2.  Management's Discussion and Analysis or Plan of Operation

        This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion  strategy,  changes in costs of raw  materials,  labor,  and  employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

        As used herein the term "Company" refers to LumaLite Holdings, Inc., a Nevada corporation and its predecessors and subsidiaries, unless the context indicates otherwise.

Business of the Company and its Subsidiaries:

        Beginning in late 2001 and continuing through early 2002, we entered into a series of transactions that we believe will result in our resuming business operations, although in a significantly different industry than the traditional industries in which we have operated. Those transactions include the following transactions:

o In December 2001, we entered into a merger agreement with LumaLite, Inc. ("LumaLite"). LumaLite is a California corporation that develops and manufactures dental products. The merger was complected immediately prior to the filing of this report.

o In early January, 2002 we completed a private placement of shares with three accredited investors for $500,000.

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

        Our management believes these actions had a beneficial effect on our financial position. Some of the transactions described below occurred, or are anticipated to occur, after March 31, 2002, the closing date of the period covered by this report. We have included descriptions of these matters in this report to provide a more balanced description of our operations, business and prospects on a going-forward basis.

        LumaLite was incorporated in California in June 1999 to develop, manufacture and sell advanced medical devices for the dental industry that use its proprietary technology. LumaLite's current business consists of selling teeth-whitening systems and whitening gels to dentist through a nation-wide and international system of distributors. LumaLite's business will constitute our primary business operations for the foreseeable future. For additional information regarding LumaLite, its business and operations, see our annual report for the period ending December 31, 2001 on Form 10-KSB.

Results of Operations

        Plan of Operations - We have historically engaged in mining or mining-related activities. We were initially formed to hold certain mining properties known as the Silver Summit Mine, but in 1995 we sold that property to Sunshine Precious Metals, Inc., which filed for Chapter 11 reorganization in 2000 and which has subsequently shut down its operations.

        Following the sale of the Silver Summit mine in 1995, we engaged in mineral exploration and acquisition activities, primarily in Mexico. Those efforts were unsuccessful and during the fourth quarter of 1997 we essentially discontinued all active business operations.

        The Company may incur significant post-merger or acquisition registration costs in the event management wishes to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the merger including the costs of preparing Forms 8-K, agreements and related reports and documents.

        The Company may not have sufficient funds to undertake any significant development, marketing and manufacturing of the products acquired. Accordingly, following the merger, the

Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company may be required to give up a substantial portion of its shares. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of the Company's products.

        Results of Operations - During the period covered by this report, we conducted no active business operations, engaged in no mineral research activities or related development and did not expend any amounts on mineral research or exploration. During the same period, we had no employees. Certain administrative services relating to our minimal maintenance operations were provided by employees of Hecla Mining Company, formerly our majority stockholder.

        Since we did not conduct any active operations during the period covered by this report, we are not including in this report any information as to industry segments or any descriptions of or properties, which are minimal and relate solely to maintaining our administrative functions and corporate existence.

        In January 2002, we entered into an Agreement and Plan of Merger with LumaLite, ConSil Merger Corp., a Nevada corporation that we formed as a wholly-owned subsidiary to effect the merger, and certain shareholders of LumaLite. The merger was completed during April 2002.

        Upon completion of the merger, all of the issued and outstanding shares of common stock of LumaLite were cancelled and converted into a right to receive, in the aggregate, 17,800,000 post- reverse split shares of our common stock. In connection with the merger, we assumed all of the then outstanding options to purchase LumaLite's common stock and we have reserved an aggregate of 98,298 post-reverse split shares of our common stock for issuance under the options. The 17,800,000 post-reverse split shares of common stock issued to the LumaLite stockholders in the merger collectively represent approximately 62.46% of our voting stock.

Capital Resources and Liquidity

        Our principal source of funding during the past few years has been advances from Hecla Mining Company, which was, until mid-2001, our principal shareholder. In July, Hecla transferred to REA, LLC all outstanding debt owed to them. As part of the transactions relating to the merger with LumaLite, REA agreed to convert the outstanding debt into equity.

        The Company expects future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None/Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

On April 11, 2002 we effected a reduction in our outstanding capitalization by effecting a"reverse split" pursuant to which we issued one share of our common stock in exchange for every twenty-five (25) outstanding shares of our common stock. As a result of the reverse split, the pre-merger number of issued and outstanding shares of our common stock was reduced from 21,949,707 shares to approximately 877,988 shares. The rights and preferences of our common stock were not modified or amended in connection with the reverse split.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the first quarter of the fiscal year covered by this report, we submitted five matters to a vote of our security holders, through the solicitation of proxies or otherwise. The stockholders voted to ratify amendments to bylaws, approved a reverse stock split, approved a change in corporate name, adopted new articles of incorporation and bylaws and approved a change in domicile.

ITEM 5.  OTHER INFORMATION

None/Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS



        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of May, 2002.

LumaLite Holdings, Inc.


/s/ Michael Jackson
Michael Jackson
Chief Executive Officer



/s/ Hank Schumer
Hank Schumer
Chief Financial Officer