Form 10QSB
period 2002-06-30
LUMALITE HOLDINGS INC
filed 2002-08-19
CIK 23778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002
                  --------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

             For the transition period from               to
                                            -------------    --------------
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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ----- No -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Approximately 28,510,287 shares as of July 30, 2002


        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

     Unaudited Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001.

     Unaudited Condensed Consolidated Statements of Operations for the Three Months and Six Months ended June 30, 2002 and 2001.

     Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2002 and 2001.

     Notes to Interim Unaudited Consolidated Financial Statements at June 30, 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
LumaLite Holdings, Inc. and Subsidiary

        We have reviewed the accompanying condensed consolidated balance sheets of LumaLite Holdings, Inc. and subsidiary as of June 30, 2002 and December 31, 2001 and the related condensed consolidated statements of operations for the three and six month and cash flows for the six month periods ended June 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

        Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

                                                   Respectfully submitted

                                                      /s/ Robison, Hill & Co.
                                                   -----------------------------
                                                   Certified Public Accountants

Salt Lake City, Utah
July 18, 2002

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)
                                                                  June 30,       December 31,
                                                                    2002             2001
                                                               ---------------  --------------
Assets:

Current assets:
   Cash                                                        $        59,794  $       52,492
   Accounts receivable, net of allowance for doubtful accounts         267,405         388,569
   Inventories                                                         334,487         316,706
   Other current assets                                                 27,257               -
                                                               ---------------  --------------

      Total current assets                                             688,943         757,767
                                                               ---------------  --------------

Equipment:
   Manufacturing equipment                                             166,980               -
   Demo equipment                                                       24,750          24,750
   Computer equipment                                                   14,942           6,681
   Furniture & fixtures                                                  6,334           4,709
   Test equipment                                                        5,958           5,958
                                                               ---------------  --------------
                                                                       218,964          42,098
      Less accumulated depreciation                                    (28,314)        (10,646)
                                                               ---------------  --------------

         Equipment, net of accumulated depreciation                    190,650          31,452
                                                               ---------------  --------------

Other non-current assets:
   Intangible assets                                                   179,933               -
   Deposits                                                              3,662           3,662
                                                               ---------------  --------------

      Total other non-current assets                                   183,595           3,662
                                                               ---------------  --------------

         Total assets                                          $     1,063,188  $      792,881
                                                               ===============  ==============

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                         (Unaudited)
                                                                  June 30,       December 31,
                                                                    2002             2001
                                                               ---------------  --------------

Liabilities and Stockholders' Deficit:

Current liabilities:
   Accounts payable, trade                                     $       394,193  $      172,879
   Accrued expenses                                                    149,914         283,153
   Due to related party                                                100,000               -
   Accrued wages                                                       145,455         186,482
                                                               ---------------  --------------

      Total current liabilities                                        789,562         642,514
                                                               ---------------  --------------

Stockholders' Equity:
   Preferred Stock, par value $.001 per share
      Authorized 10,000,000 shares, None
      issued at June 30, 2002 and
      December 31, 2001                                                      -               -

   Common Stock, par value $.001 per share
      Authorized 100,000,000 shares, Issued
      28,510,287 Shares at June 30, 2002
      and 27,507,529 Shares at December 31, 2001                        28,510          27,507
   Additional paid-in capital                                          473,439         401,182
   Retained Earnings                                                  (228,323)       (278,322)
                                                               ---------------  --------------

     Total Stockholders' Equity                                        273,626         150,367
                                                               ---------------  --------------

     Total Liabilities and

       Stockholders' Equity                                    $     1,063,188  $      792,881
                                                               ===============  ==============







                       See accompanying notes and accountants' report.

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          (Unaudited)                    (Unaudited)
                                     For the Three Months            For the Six Months
                                        Ended June 30,                          Ended June 30,
                                 ----------------------------- -------------------------------
                                      2002           2001           2002             2001
                                 -------------- -------------- ---------------  --------------
Revenues                         $      744,223 $      696,516       1,161,052  $    1,246,770
Cost of revenues                        230,828        338,314         466,654         665,302
                                 -------------- -------------- ---------------  --------------
     Gross Profit                       513,395        358,202         694,398         581,468
                                 -------------- -------------- ---------------  --------------

Expenses

  Sales and marketing                   161,844        105,676         277,230         166,574
  Research and development               48,182         21,464          83,548          23,992
  General and administrative            152,194         92,997         247,612         137,555
                                 -------------- -------------- ---------------  --------------

     Total costs and expenses           362,220        220,137         608,390         328,121
                                 -------------- -------------- ---------------  --------------

Other Income (Expense)
  Interest income                            80            193             461             670
  Interest expense                         (478)             -            (670)              -
                                 -------------- -------------- ---------------  --------------

     Net Other Income (Expense)            (398)           193            (209)            670
                                 -------------- -------------- ---------------  --------------

Income taxes

   Federal                               29,000         40,000          29,000          86,000
   State                                  6,800          9,000           6,800          20,000
                                 -------------- -------------- ---------------  --------------

     Total income taxes                  35,800         49,000          35,800         106,000
                                 -------------- -------------- ---------------  --------------

Net Income (Loss)                $      114,977 $       89,258 $        49,999  $      148,017
                                 ============== ============== ===============  ==============

Weighted Average

Shares Outstanding                   28,510,287     27,507,529      28,510,287      27,507,529
                                 ============== ============== ===============  ==============

Loss per Common Share            $            - $            - $             -  $         0.01
                                 ============== ============== ===============  ==============






                       See accompanying notes and accountants' report.

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         (Unaudited)
                                                  For the six months ended
                                                          June 30,
                                               -------------------------------
                                                    2002            2001
                                               --------------- ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

   Net Income                                  $        49,999 $       148,017
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization                     17,668           4,909
      Decrease (increase) in accounts receivable       121,164        (247,334)
      Decrease (increase) in inventories               (17,781)         32,588
      Decrease (increase) in other current assets      (27,257)        (50,000)
      Increase (decrease) in checking overdraft              -         (17,229)
      Increase (decrease) in accounts payable          221,314          38,613
      Increase (decrease) in accrued expenses         (133,239)          8,391
      Increase (decrease) in accrued wages             (41,027)        109,644
                                               --------------- ---------------
  Net Cash Used in operations                          190,841          27,599
                                               --------------- ---------------

CASH FLOWS FROM INVESTING

ACTIVITIES:
Acquisition of intangible assets                      (179,933)              -
Acquisition of equipment                              (176,866)         (3,149)
                                               --------------- ---------------
Net cash provided by (used) investing activities      (356,799)         (3,149)
                                               --------------- ---------------

CASH FLOWS FROM FINANCING

ACTIVITIES:

(Repayments) borrowings on short term notes                  -         (20,044)
Proceeds from shareholder notes payable                100,000               -
Repayment of notes payable to shareholder                    -        (174,000)
Common stock issued for cash                           500,000         258,013
Merger expenses                                       (426,740)              -
                                               --------------- ---------------

 Net Cash Provided by Financing Activities             173,260          63,969
                                               --------------- ---------------

Net (Decrease) Increase in

                                                         7,302          88,419
Cash and Cash Equivalents

  at Beginning of Period                                52,492               -
                                               --------------- ---------------
Cash and Cash Equivalents

  at End of Period                             $        59,794 $        88,419
                                               =============== ===============

                    LUMALITE HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                     $           478 $             -
  Franchise and income taxes                   $       120,000 $           800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

        In April 2002,  the reverse merger with LumaLite was completed (see Note
6). Upon completion of the merger, all of the issued and outstanding shares of common stock of LumaLite were cancelled and converted into a right to receive 17,800,000 post-reverse split shares (approximately 62.46% of the currently outstanding common stock).

        Effective with the merger, the holders of debt in the original amount of $725,000 converted the principal amount of the debt, plus accrued interest, into 10,118,744 post-reverse split shares of common stock (approximately 35.5% of the outstanding common stock).

        In connection with the merger, Lincoln Properties Ltd., one of the principal stockholders prior to the merger, contributed 296,732 post-reverse split shares of common stock back to the Company.

                 See accompanying notes and accountants' report.

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for LumaLite Holdings, Inc. ( the "Company" or "LHI") is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

        The unaudited financial statements as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for such the three and six month periods. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary LumaLite, Inc. "(LLI)" During the year ended December 31, 2001, the Company had no operations under its prior name, Consil Corporation. On April 10, 2002, the Company changed its name to LumaLite Holdings, Inc. and through a series of transactions, reincorporated in Nevada from Idaho. On April 16, 2002, the Company closed on a transaction with LLI whereby LLI merged into Consil Merger Corporation, a wholly owned subsidiary of the Company, in a "reverse merger" such that LLI was the surviving corporation and wholly owned by the Company.

Nature of Business

        LHI and its subsidiary are in the business of developing, manufacturing and selling advanced medical devices for the dental industry that use the Company's proprietary technology. LHI and its subsidiary operate from its sole location in Spring Valley, California..

Principles of Consolidation

        The consolidated financial statements for the three and six months ended June 30, 2002 and 2001 include the accounts of the parent entity and its wholly owned subsidiary LLI.

        All  significant   intercompany  balances  and  transactions  have  been
eliminated.

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(continued)

Pervasiveness of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation

        Fixed assets are stated at cost. Depreciation is calculated using the 200 percent declining balance method over the estimated useful lives of the assets as follows:

                 Asset                        Rate
---------------------------------------  --------------
Manufacturing equipment                         5 years
Demo equipment                                  3 years
Computer equipment                              5 years
Furniture & fixtures                            7 years
Test equipment                                  7 years
        Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Inventories

        Inventories are stated at lower of cost or market, with cost determined on the first-in, first-out method.

Inventories consist of:

                                          June 30,       December 31,
                                            2002             2001
                                       ---------------  ---------------

Finished Goods                         $        55,543  $       112,543
Raw Materials                                  278,944          204,163
                                       ---------------  ---------------

         Total Inventory               $       334,487  $       316,706
                                       ===============  ===============

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(continued)

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes

        The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

        At June 30, 2002 there were no deferred taxes resulting from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes.

Reclassifications

        Certain reclassifications have been made in the June 30, 2001 financial statements to conform with the June 30, 2002 presentation.

Revenue recognition

        Revenue is recognized from sales of product at the time of shipment to customers.

Advertising Expense

        Advertising costs are expensed when the services are provided.

Concentrations of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with two financial institutions, in the form of demand deposits.

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                  Income           Shares         Per-Share
                                                (Numerator)     (Denominator)       Amount
                                              ---------------  ---------------  --------------
                                                  For the Three Months Ended June 30, 2002
                                              ------------------------------------------------
BASIC INCOME PER SHARE
Income to common shareholders                 $       114,977       28,510,287  $            -
                                              ===============  ===============  ==============

                                                  For the Three Months Ended June 30, 2001
                                              ------------------------------------------------
BASIC INCOME PER SHARE
Income to common shareholders                 $        89,258       27,507,529  $            -
                                              ===============  ===============  ==============

                                                   For the Six Months Ended June 30, 2002
                                              ------------------------------------------------
BASIC INCOME PER SHARE
Income to common shareholders                 $        49,999       28,510,287  $            -
                                              ===============  ===============  ==============

                                                   For the Six Months Ended June 30, 2001
                                              ------------------------------------------------
BASIC INCOME PER SHARE
Income to common shareholders                 $       148,017       27,507,529  $         0.01
                                              ===============  ===============  ==============

        Options to purchase 98,298 shares of common stock were outstanding during June 30, 2002 and December 31, 2001 but were not included in the computation of diluted Earnings Per Share because the options' exercise price was greater than the average market price of the common shares.

NOTE 2 - RELATED PARTY TRANSACTIONS

Notes payable to related parties are as follows:

                                         June 30,      December 31,
                                           2002            2001
                                      --------------- ---------------
Promissory note, repayable to
   Officers of the Company, due
   on demand including
   interest at 15%, unsecured         $       100,000 $             -
                                      =============== ===============

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 3 - STOCK OPTIONS

        The options have a five or ten-year life. The following summarizes stock option activity during the six months ended June 30, 2002 and year ended December 31, 2001:

                                      June 30, 2002                 December 31, 2001
                              -----------------------------  -------------------------------
                                               Exercise                         Exercise
                                 Shares       Price/Share        Shares        Price/Share
                              ------------- ---------------  --------------  ---------------
Options outstanding,
  Beginning of period:               98,298 $0.0292-$0.117        2,581,496      $0.0292
Options granted                     367,647     $0.272               81,202      $0.117
Options exercised                         -        -             (2,564,400)     $0.0292
Options canceled                          -        -                      -         -
                              -------------                  --------------
   Options outstanding,
         End of period:             465,945 $0.0292-$0.272           98,298  $0.0292-$0.117
                              =============                  ==============

        Of the aggregate options, 98,298 of the options have a vesting schedule that permits exercise of twenty-five percent of such amount (24,575 options on the date one year from the date of grant and an additional twenty-five percent of such amount on each of the second, third and fourth anniversary dates from the dates of grant (24,575; 24575 and 24573 options, respectively).

NOTE 4 - ECONOMIC DEPENDENCE

        The Company does not utilize any specialized raw materials and as such any and all materials are readily available. The Company is not aware of any problem that exist at present time or that is projected to occur within the near future that will materially affect the source and availability of raw materials, which would be required by the Company. The Company acquires approximately 5% of the products it produces and markets from a single supplier. Although there are other suppliers, a change in suppliers would cause a delay in the production process, which could ultimately affect operating results.

NOTE 5 - COMMITMENTS

        The Company has entered into a lease agreement for its office and warehouse facilities. The rental charges are approximately $5,197 per month. The lease expires November 30, 2005.

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 5 - COMMITMENTS (continued)

        The minimum future lease payments under these leases for the next five years are:

   Twelve Months                                 Real Property      Equipment
   Ended December
        31:

--------------------                             -------------------------------
        2002                                     $       49,028  $             -
        2003                                             63,176                -
        2004                                             65,727                -
        2005                                             56,974                -
        2006                                                  -                -
                                                 --------------  ---------------
        Total minimum future lease payments      $      234,905  $             -
                                                 ===============================

        The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 6 - RESCISSION OF SALE OF COMMON STOCK

     On January 2,2002, prior to the Merger and pursuant to written agreements for the purchase and sale of stock, LLI sold an aggregate of 502,758 shares of common stock of LLI to five investors for an aggregate purchase price of $1.5 million. The shares of LLI were issued and in accordance with the stock purchase agreement, the buyers were to pay six equal monthly installments beginning on May 1, 2002. The buyers are in default under the terms of the stock purchase agreements and the Company, after review of the matter and analysis of, among other matters, the cost of litigation, has negotiated with the buyers to rescind the stock purchase and sale transaction. Although as of the date of this report, the rescission has not been completed, it is the Company's intent to complete such a rescission. Accordingly, the Company has not recorded the receivable from the buyers of the $1.5 million and the corresponding increase to additional paid in capital. However, since the shares of common stock of the Company are issued and outstanding and the Company has not received nor does the Company expect to receive any consideration for such issuance, the Company has recorded the issuance of 502,758 shares of common stock of the Company and has reduced additional paid in capital in the aggregate amount of $178, representing the aggregate of the par value of such shares that has not or will not be collected. If the rescission is completed, the Company will reduce the number of outstanding shares of common stock by 502,758 as if such shares of common stock were never issued and correspondingly increase the additional paid in capital by $178.

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 7 - REVERSE MERGER

        In December 2001, the Company entered into an agreement with LLI . Pursuant to which a newly formed wholly owned Company subsidiary merged with and into LLI (the "Merger"). In connection with the Merger, in early January 2002, the Company completed a private placement of 12,500,000 shares of common stock with three accredited investors for an aggregate purchase price of $500,000. Following the reverse split, as described below, the three accredited investors held 500,000 shares of common stock of the Company. The stock was sold in reliance on the exemption from registration provided under ss. 4(2) of the Securities Act of 1933, as amended. The Proceeds from the private placement were placed in escrow and were used primarily to pay costs and expenses associated with the Merger.

        As contemplated by the Merger, in March 2002, the stockholders of the Company approved a 25 for 1 reverse split of its outstanding shares of common stock, amended and restated the Company's articles and bylaws and moved the state of incorporation from Idaho to Nevada. The Company also changed its name to LumaLite Holdings, Inc. and through a series of transactions, amended and restated its articles of incorporation and its bylaws. On April 16, 2002 the Company completed the Merger.

        In the Merger, all of LLI's issued and outstanding shares of common stock were cancelled and converted into a right to receive 17,800,000 post reverse split common shares of the Company (approximately 62.46% of the outstanding common stock of the Company following the reverse split of the common shares of the Company).

        In connection with the merger, one of the Company's principal stockholders prior to the merger, contributed 296,732 post reverse split shares of common stock of the Company, back to the Company and holders of debt in the original amount of $725,000 converted the principal amount of the debt, plus accrued interest, into 10,118,744 post reverse split shares of common stock of the Company (approximately 35.5% of the outstanding common stock of the Company).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENTS:

        This  report  contains  certain  forward-looking  statements  within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company plans that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigating and settling cases, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

HISTORY OF THE COMPANY

        In December 2001, the Company entered into an agreement with LumaLite, Inc. ("LLI") pursuant to which a newly formed wholly owned Company subsidiary merged with and into LLI (the "Merger"). As contemplated by the Merger, in March 2002, the stockholders of the Company approved a 25 for 1 reverse split of its outstanding shares of common stock, amended and restated the Company's articles and bylaws and moved the state of incorporation from Idaho to Nevada. The Company also changed its name to LumaLite Holdings, Inc. and through a series of transactions, amended and restated its articles of incorporation and its bylaws. On April 16, 2002 the Company completed the Merger as all of the outstanding shares of LLI were converted to rights to receive shares in the Company.

o As a result of the Merger, the Company is no longer conducting its historic business operations, which were to hold mineral property in Shoshone County, Idaho. Those activities were unsuccessful and, beginning in the fourth quarter of 1997 and continuing through late 2001, the Company engaged in no active business operations, had no employees and maintained only minimal accounting, management and officer functions. Upon completion of the Merger, the combined business operations are active in a significantly different industry.

BUSINESS OVERVIEW

        We believe that, as a result of the Merger and the transactions completed in connection with it, prospective investors and shareholders should not rely on year-to-year comparisons of the operating results of the Company's predecessor Consil Corporation to our present and future operating results. We also believe that prospective investors and shareholders will have a better understanding of our financial performance if they better understand our current operations. Accordingly, we have included in this report a summary of our operations, products, markets and material relationships. For more information regarding these matters, please see our annual report on Form 10-KSB for the year ended December 31, 2001.

BUSINESS

        The Company, through its wholly owned subsidiary LLI, develops and markets products to the dental community. It's current products include tooth-whitening products and services that it markets through wholesale distributors whose customers are primarily dental practitioners. The Company's current principal product is its LumaArch(TM) Xenon-halogen Bleaching System, which provides customers with tooth-whitening results that we believe are superior to those provided by the Company's competitors. We believe its lower cost and the reduced time that the customer is required to spend in the dental chair during the whitening process make the product economically attractive to the dentist. The Company plans to launch a number of complementary products and service offerings in the near future and, in late 2002, plans to introduce company-owned and operated tooth-whitening centers in major retail locations as a store-in-store concept.

        The LumaArch system uses a proprietary Xenon-halogen light and a proprietary liquid light guide to produce uniform tooth-whitening results without any heat. The system is used in conjunction with single-use LumaWhite tooth-whitening material, which is especially formulated to react to the energy wavelength produced by the LumaArch. The LumaArch system provides up to eight shades of whitening improvement in a procedure that takes approximately 40 minutes of chair time, and at a cost to the patient that the Company believes is lower than that charged by comparable companies. As of April 2002, the Company had an installed base of approximately 1,700 LumaArch systems nationwide (at an average manufacturers suggested retail price to the dental professionals of $6,000).

        The Company currently markets its LumaArch system through a series of wholesale distributor relationships with leading dental supply companies, including Henry Schen and Patterson Dental. These dental supply companies provide the Company with the equivalent of a 1,500 person sales representative force and ready access to the more than 120,000 domestic dentists in the United States. For more information regarding the Company's wholesale distributor relationships, see "Strategic Relationships and Contracts" below.

        The Company plans to extend its current product and service offerings through three initiatives. First, beginning in the fall of 2002, the Company plans to open company-owned and operated retail tooth-whitening centers that will offer consumers accessible, pleasant and affordable access to quality tooth-whitening services in an upscale, "salon" type atmosphere. The tooth-whitening centers will be designed to avoid the stigma associated with in-office dental visits and make tooth-whitening less painful and easier. Management plans to place the retail centers in high traffic locations such as shopping malls, "store-within-a-store" boutiques in major upscale department stores and fitness centers, resorts, spas and vacation destinations. We believe the retail centers will build the Company's brand recognition and marketing exposure, as well as offer numerous opportunities for the growth of the Company's customer base.

        The second initiative will focus on the introduction of a number of ancillary tooth-whitening and oral hygiene products, such as at-home tooth-whitening kits, toothpastes and mouthwash. These products will be designed to supplement and reinforce the customer's initial LumaArch tooth- whitening procedure, since there is a natural degradation in post-procedure tooth whiteness from natural wear and the customer's use of staining agents such as coffee, nicotine and red wine. Management plans on initiating market introduction of these products in late 2002, including the "LumaWhite DIY" (do it yourself), a home bleaching and whitening kit, "LumaWhite" toothpaste, and "LumaWhite" branded mouthwash. We believe that the Company's sale of these consumer products will leverage the Company's established reputation within the cosmetic dentistry industry and provide an additional, high margin, recurring revenue stream.

        The third initiative is the manufacturing and distribution of an intra-oral camera, a new product developed by Veratronics, Inc. The intra-oral camera called Vera-Cam, when used in conjunction with either a common cathode ray tube monitor or a digital display through a personal computer, is designed to be used by dentists to provide a close-up view of the patient's mouth and teeth so that both the patient and the dentist can observe the images transmitted by the camera. With the Vera-Cam or other similar intra-oral cameras, the dentist can use the Vera-Cam to demonstrate the need for dental procedures to the patient in real time while the patient is in the dentist chair improving the opportunity for the dentist to increase the number of procedures performed in any one patient visit and the opportunity to perform additional procedures in future patient appointments. The Vera-Cam's electronics allow the Company to produce a superior performing product at a cost that the Company believes is lower than the cost of previous generation electronics. The Company introduced the Vera-Cam in the third quarter of this fiscal year.

INDUSTRY OVERVIEW

        Tooth-whitening has been practiced in rudimentary form since the late 1800s. With the discovery of carbamide peroxide, an active bleaching agent, and its accidental application to aesthetic dentistry in the 1960s, the modern tooth-whitening industry began to develop. Initially, tooth-whitening procedures were generally cost prohibitive and time consuming. During the 1990s, the industry experienced significant growth and, by 2001, was a $1.3 billion industry domestically. The industry is expected to have domestic sales exceeding $5 billion within the next seven years. Industry experts believe that the industry has grown due to a number of factors, including a fundamental shift in the focus of the dental profession (i.e., as baby boomers age there is less of a need for traditional dental services such as treating cavities and tooth decay), a more image conscious American public that desires white, good-looking teeth and the growing perception that the industry represents a potentially lucrative niche industry. According to the American Dental Association, approximately 84% of U.S. dentists now offer cosmetic dental procedures as part of their practices and 50% of those dentists report a steady increase in the amount of cosmetic procedures they have performed over the last three years.

        Despite the substantial changes in the industry over the past decade, current tooth-whitening products still suffer from the same general problems that have plagued the industry historically -- they are generally expensive, inconvenient and not very effective. The most commonly used methods for whitening stained or discolored teeth have traditionally been at-home products, such as whitening toothpaste or dentist-prescribed bleaching trays that offer only marginal shade improvements (1 to 3 shades of improvement for toothpastes and 2 to 4 shares of improvement for trays) at a moderate cost, but with a significant investment in time. The most effective whitening solutions have typically relied on dental professionals using light or laser activated bleaching systems. These systems have historically been fairly expensive and, because the procedures are done at dental offices, cause some potential customers to avoid the procedures because of a fear of dental offices and the assumption that the in-office bleaching process will be painful, difficult and generally uncomfortable.

        In 1999, one of the principal competitors, BriteSmile, introduced a relatively cost effective and easy to use in-office bleaching procedure that offered significant whitening results at a moderate (although still relatively high-end) cost. Using that system, a customer could obtain an average of eight shades of whiteness improvement during a 90 minute procedure and at an average cost of $600. In late 2002, the Company plans to introduce its retail operation using the LumaArch, which offers comparable results at approximately half the cost of a BriteSmile procedure and which requires customers to spend only 40 minutes in the dentist chair.

PRODUCTS AND TECHNOLOGY

        The Company believes the LumaArch bleaching system is technologically superior to the tooth-whitening systems employed by the competitors. The LumaArch system was developed by the Company's co-founder, Dr. Dale Rorabaugh, and is currently the core of the Company's product and service offerings. The LumaArch system uses a proprietary Xenon-halogen illumination source that produces a high lumen energy output in a specified bandwidth within the visible spectrum. The Xenon-halogen light is filtered through a patented "liquid light" guide that provides a, uniform wavelength with virtually no heat. . The Company believes the liquid light guide is more effective in the whitening process than the more commonly used, but less efficient, fiber optic guides, and the Company believes that the liquid light guides manufactured by the Company are among the most advanced guides currently on the market, providing operating efficiencies in the range of 85%. By comparison, most commonly used fiber optic light guides provide efficiencies of approximately 45%. The Company believes the only competitive liquid light product on the market is 20% less efficient than the LumaArch liquid light guides. The LumaArch liquid light guides produce virtually no heat, providing a safer and more comfortable experience for the patients.

        The Company's liquid light guides have been specifically designed to interact with the Company's LumaWhite tooth-whitening material, which is the medium that actually whitens the tooth enamel. The material is a proprietary formulation that increases the rate of oxidation on the chromagens that cause tooth staining. The LumaArch system is also unique in that it is specifically designed for tooth-whitening and can simultaneously whiten both tooth arches at the same time

The Company has received one patent on its LumaArch system and has filed three additional patents in the United States. The Company plans to continue filing patents, with the advice of its counsel. The Company also uses a number of trademarks for its products and services.

STRATEGIC RELATIONSHIPS AND CONTRACTS

        The Company has entered into a number of agreements relating to the manufacturing and distribution of the services and products both domestically and internationally.

Domestic Distribution Relationships. The Company distributes its products domestically through relationships with a number of nationwide dental distributors, including Henry Schein, Inc., Patterson Dental Supply, Inc., Burkhart Dental and Kings Two Dental Supply. The Company sells its products to those companies through standard purchase order arrangements,. The Company's relationships with its domestic distributors are non-exclusive and subject to termination by either party at any time.

International  Distributorships.  The  Company's  international  distributorship arrangements are evidenced by a series of written agreements using a standardized form that the Company has developed. The agreements specify the territory and the products covered by the distributorship agreements. As of the date of this report, the Company had entered into agreements for the territories of Australia, Singapore, Indonesia, Taiwan, the European Union, Korea, Brazil and Mexico.

        The distribution arrangements grant the distributors the exclusive right to distribute the products specified within the described territory and require the distributor to maintain adequate facilities and sales personnel to sell the Company's products. The distribution agreements generally provide for minimum annual sales quotas by each distributor. If a distributor fails to meet the sales quota during a particular year and fails to remedy any shortfall within 90 days after notice from the Company, the Company has the right to terminate the distribution agreement.

        The distribution agreements are generally for an initial term of three years and then provide the distributor with a right to renew the contract for additional periods. The agreement can be terminated by either party if the distributor fails to make timely payment for the products it purchases or if a party declares bankruptcy or institutes insolvency proceedings. In addition, either party may terminate the agreement for the other party's failure to perform any non-monetary obligation set forth in the agreement after 90 days notice specifying the party's failure to perform. The Company may terminate the agreement if the distributor ceases to make the Company's products available to customers for more than 30 consecutive days or the distributor states in writing that plans to cease marketing the Company's products.

Manufacturing and Distribution Relationships. In February 2002, the Company executed a letter of intent with Veratronics, Inc. and its sole owner Ron Williams with respect to the manufacturing and distribution of the Vera-Cam and to employ Mr. Williams as Senior Vice President of Engineering for three years. Pursuant to the manufacturing and distribution terms, the Company has the exclusive rights in the United States to manufacture the Vera-Cam and the -exclusive rights to manufacture and distribute the Vera-Cam internationally. In the United States, the Company manufactures the

Vera-Cam for sale to a third party distributor who holds the exclusive rights to such distribution as such rights were granted by Veratronics. The key component to the Vera-Cam is a charged couple device ("CCD") that provides high-resolution images and is manufactured by Panasonic. Pursuant to an oral agreement between Veratronics and Panasonic, Vertaronics has the exclusive worldwide right to use the CCD in dental applications. The Company purchases all CCDs for the Vera-Cam from Veratronics.

SALES AND MARKETING

        Currently, the Company distributes its LumaArch system using a wholesale distribution network that sells to professional dental customers through established relationships. The Company's wholesale distributors are primarily major dental distributors.

The Company's distributor relationships effectively provide it with access to the equivalent of 1,500 sales representatives who sell to the over 120,000 domestic dentists. The Company believes that this distribution system provides it with rapid national market penetration without the heavy up-front costs that a national sales platform would normally require. The Company compliments its national distributor relationships with a small commission-only sales force of approximately 20 independent sales representatives who train and update dental end users on the LumaArch product and its use. The Company believes that wholesale distribution provides a number of distinct benefits to it over the more traditional direct marketing approaches and independent distribution chains used by its competitors. Typically, traditional marketing and distribution chains are costly, complex and slow to gain momentum. For example, the Company believes its principal competitors employ marketing approaches that require them to spend a significant portion of their revenues (at least in the early stages of corporate growth) on marketing and advertising. The Company believes, however, that by using distributor networks and relationships, the Company's overall marketing and advertising costs will stabilize in the range of between 10% and 12% of revenues.

        The Company believes that by the end of 2002 the Company's distribution network will lead to an installed base of approximately 2,000 LumaArch systems on a worldwide basis, and that those installed systems will allow the Company to derive long-term recurring revenues from the sale of its high-margin, single-use tooth-whitening material as customers and dental practitioners use the LumaArch systems. The Company also plans to take advantage of these existing sales channels to cross-market its proposed line of complementary tooth-whitening and oral care products to its expanding customer base.

COMPETITION.

        The Company's tooth-whitening systems will compete with all tooth-whitening products and services, including those offered through dental offices, retail stores and take-home products. The Company's competition in the in-office arena include BriteSmile, Inc., which offers its products through a number of storefront centers, as well as through associated dentists offices Air Technologies, which uses Patterson Dental as a distribution channel, and Discus Dental, Inc., which markets its product through a direct sales force.

     Companies that offer dentist-prescribed home bleaching products include Opalescence, which is offered by Ultra Dent, Inc., Night White, which is offered by Discus Dental, Inc., Platinum, which is offered by Colgate, Crest Strips (Procter & Gamble) and NuProGold, which is offered by Dentsply International, Inc., and Rembrandt, which is offered by DenMat, Inc.

        The company believes the Company's products and services compete favorably with the products and services offered by in-office and storefront products and service providers, since the LumaArch system provides comparable or superior tooth-whitening services (on average, eight shades of whitening difference) for a price point that is significantly lower than the cost of its competitors' products and services. For example, laser-based bleaching systems typically retail for between $10,000 and $50,000, and cost patients between $750 and $2,000, while less effective power bleaching systems cost dentist between $1,000 and $5,000, with a cost to the patient of $500 to $1,250. The Company's primary competitor in the marketplace, which offers a comparable whitening system that produces results similar to those produced by LumaArch, with a minimum chair time, is available to dental practitioners reportedly through 10 year exclusive contracts and at a cost per procedure to the dental practitioners of $250, resulting in a customer cost of approximately $500 to $600. With respect to in-home professional or over-the-counter products, The Company believes the competitive advantages of its products and services include significantly reduced processing time, and better results.

RESULTS OF OPERATIONS

The Company has experienced material and significant changes in its structure and operations during the six months ended June 30, 2002 (see "History of the Company"). As a result of these changes, the comparative financial statements as reported herein contain the accounts of the Company for the six months and three months ended June 30, 2002 as if the Merger were completed as of the beginning of the six months ended June 30, 2002 and therefore, consolidated into the Company for such period. In addition, for the six months and three months ended June 30, 2001, the financial statements for the Company are presented based on the LLI figures so that a relevant comparison can be made between the operations of the company during these periods.

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

As a result of the Merger, the Company includes the results of operations of LLI for the six months ended June 30, 2001 for comparison to the results of operations of the Company for the six months ended June 30, 2002. For the six months ended June 30, 2002, the Company reported a net income of $49,999, as compared to net income of $148,017 for the six months ended June 30, 2001. This decrease in net income is primarily due to the increased marketing and insurance costs related to manufacturing and product launch this year. In the six months ended June 30, 2001 a one time non- recurring reduction in expenses as a result of a favorable settlement of a dispute, increased profits for that year.

                                            For the Six Months
                                              Ended June 30,
                                           ---------------------
                                              2002       2001
Revenues                                         100%       100%
Cost of revenues                                  40%        53%
                                                  60%        47%

    Selling, general and administrative
                 expenses                         52%        26%


          Other income (expense)                   0%         0%
Income before tax                                  8%        21%

               Income taxes                        3%         9%
Net income                                         4%        12%
                                           ==========


REVENUES

        Revenues of the Company were $1,161,052 for the six months ended June 30, 2002 as compared to $1,246,770 for the six months ended June 30, 2001, a decrease of 7%. This decrease is primarily a result of the market response in the United States to a competitive tooth-whitening system introduced in the three months ended March 31, 2002. The competitive product was more favorably priced and attracted some buyers in the U.S. market that otherwise would have purchased the Company's product. The Company is developing a lower priced alternative for the U.S. market that is expected to be launched in the fourth quarter.

COST OF SALES

        Cost of sales decreased from $665,302 for the six months ended June 30, 2001 to $466,654 for the six months ended June 30, 2001, a decrease of 30%. As a percentage of sales, cost of sales for the six months ended June 30, 2002 were 40% as compared to cost of sales as a percentage of sales of 53% for the six months ended June 30, 2001. This favorable decrease in the cost of sales as a percentage of sales is due primarily to the improved manufacturing and assembly processes of the Company for the six months ended June 30, 2002 of the six months ended June 30, 2001.

GROSS PROFIT

        As a result of the improvement in cost of sales, gross profit for the six months ended June 30, 2002 increased $112,930, or 19%, over the gross profit for the six months ended June 30, 2001. The gross profit for the six months ended June 30, 2002 was $694,398, or 60% of sales, as compared to $581,468, or 47% of sales. This increase of 19% in gross profit was realized in spite of the decrease in sales of 7% primarily as a result of the 30% decrease in cost of sales due to the improved efficiency of the manufacturing and assembly process of the Company's primary product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses increased $280,269 from $328,121 for the six months ended June 30, 2001to $608,390 for the six months ended June 30, 2002. This increase was primarily due to the realization of a one-time reduction of costs in the six months ended June 30, 2001 and an increase in the marketing expenses in the six months ended June 30, 2002 associated with the product launch and expansion of product distribution. In the six months ended June 30, 2001, the one-time reduction in expenses was approximately $111,000 and associated with the favorable settlement of a dispute. In the six months ended June 30, 2002, the increase in marketing expenses were primarily due to an increase of approximately $121,000 in advertising and commissions along with an increase in insurance costs as a result of the company becoming a public company.

NET INCOME

        Net income decreased $98,018 from $148,017 for the six months ended June 30, 2001 to $49,999 for the six months ended June 30, 2002. This decrease is primarily due to the increase in selling, general and administrative expenses incurred in the six months ended June 30, 2002 but not incurred in the six months ended June 30, 2001, which includes approximately $183,000 in additional advertising, commissions and insurance costs associated with the product launch and manufacturing. In addition, the Company benefited from a one-time reduction in expenses in the six months ended June 30, 2001 of approximately $111,000 resulting from the favorable settlement of a dispute.

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

        For the three months ended June 30, 2002, the Company reported a net income of $114,977, an increase in net income of $25,719, as compared to net income of $89,258 for the three months ended June 30, 2001. This increase in profitability is primarily due to the increase in gross margin in excess of the increase in costs associated with the product launch and increased manufacturing expenses.

                                            or the Three Months

                                           F  Ended June 30,
                                              2002       2001
Revenues                                         100%       100%
Cost of revenues                                  31%        49%
                                                  69%        51%

    Selling, general and administrative
                 expenses                         49%        32%
                                                  20%        19%

          Other income (expense)                   0%         0%
Income before tax                                 20%        19%

               Income taxes                        5%         7%
Net income                                        15%        12%


REVENUES

        Revenues of the Company were $744,223 for the three months ended June 30, 2002 as compared to $696,516 for the three months ended June 30, 2001, an increase of 7%. This increase is primarily a result of the increase in sales of the Company's products in the international markets.

COST OF SALES

        Cost of sales decreased from $338,314 for the three months ended June 30, 2001 to $230,828 for the three months ended June 30, 2001, a decrease of 32%. As a percentage of sales, cost of sales for the three months ended June 30, 2002 were 31% as compared to cost of sales as a percentage of sales of 49% for the three months ended June 30, 2001. This favorable decrease in the cost of sales as a percentage of sales is due primarily to the improved manufacturing and assembly processes of the Company for the three months ended June 30, 2002 of the three months ended June 30, 2001.

GROSS PROFIT

        As a result of the increase in sales and improvements in cost of sales, gross profit for the three months ended June 30, 2002 increased $155,193, or 43%, over the gross profit for the three months ended June 30, 2001. The gross profit for the three months ended June 30, 2002 was $513,395, or 69% of sales, as compared to $358,202, or 51% of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses increased $142,083 from $220,137 for the three months ended June 30, 2001 to $362,220 for the three months ended June 30, 2002. This increase was primarily due to the realization of a one-time reduction in costs in the three months ended June 30, 2001 associated with the approximately $111,000 favorable settlement of a dispute.

INCOME FROM CONTINUING OPERATIONS

        Net income increased $25,719 from $89,258 for the three months ended June 30, 2001 to $114,977 for the three months ended June 30, 2002. This increase is primarily due to (a) the increase in sales of $47,707 and the improvement in cost of sales of $107,486 resulting in an increase in gross profit of $155,193 as realized in the three months ended June 30, 2002, over (b) the increase in selling, general and administrative expenses of $142,083 as realized in the three months ended June 30, 2002, net of the income tax affect.

CAPITAL RESOURCES AND LIQUIDITY

        Cash increased $7,302 for the six months ended June 30, 2002 to $59,794 at June 30, 2002, as compared with $52,492 at December 31, 2001.

        At June 30, 2002, the Company had a deficiency between the current assets and current liabilities of $100,619 as compared to the excess of current assets over current liabilities of $115,253 at December 31, 2001. This change of $215,872 was primarily as a result of (a) the Company incurring a short term note payable to related parties of $100,000 in the six months ended June 30, 2002and (b) the decrease in accounts receivable of $121,164 at June 30, 2002 as compared to December 31, 2001. Of the current components, with respect to the balance sheet of June 30, 2002 as compared to December 31, 2001, there was an increase in inventory of $17,781, an increase in prepaid expenses and other current assets of $27,257 and an increase in accounts payable of $47,048.

        Net cash used in investing activities for the six months ended June 30, 2002 was $356,799 consisting primarily of the cash acquisition of intangible assets of $179,933 and the cash acquisition of equipment of $176,866.

        Net cash provided by financing activities was $173,260 for the six months ended June 30, 2002, consisting primarily of $100,000 from the proceeds of the loan from related parties and the net differential of $73,260 resulting from the reverse merger.

        On June 11, 2002 , the Company borrowed $100,000 from three officers of the Company. The note is unsecured and bears an annual interest rate of 15%.

        On June 28, 2002, the Company established a $100,000 line of credit with the California Bank & Trust , secured by the assets of the Company. The note bears interest at an annual rate of 6.75%.

     As of the date of this report, the Company has not received payment pursuant to a stock purchase agreement dated January 2, 2002 and the buyers are in monetary default. This stock purchase agreement was executed prior to the Merger pursuant to which LLI sold an aggregate of 502,758 shares of common stock of LLI to five investors for an aggregate purchase price of $1.5 million. The shares of LLI were issued and in accordance with the stock purchase agreement, the buyers were to pay six equal monthly installment beginning on May 1, 2002. The buyers are now in monetary default under the terms of the stock purchase agreements and the Company, after review of the matter and analysis of, among other matters, the cost of litigation, has negotiated with the buyers to rescind the stock purchase and sale transaction. Although as of the date of this report, the rescission has not been completed, it is the Company's intent to complete such a rescission. Accordingly, the Company has not recorded the receivable from the buyers of $1.5 million and the corresponding increase to additional paid in capital. However, since the shares of common stock of the Company are issued and outstanding and the Company has not received nor does the Company expect to receive any consideration for such issuance, the Company has recorded the issuance of 502,758 shares of common stock on the Company and has reduced additional paid in capital in the aggregate amount of $178, representing the aggregate of the par value of such shares that has not or wil not be collected. If the rescission is completed, the Company will reduce the number of outstanding shares of common stock by 502,758 as if such shares of common stock were never issued and correspondingly increase the additional paid in capital by $178.

        The Company will need additional working capital to finance the short-term liquidity needs of the Company's operations. However, there can be no assurances that the Company will be able to secure adequate working capital financing or any other financing suitable for the purposes of the Company at prices that the Company will deem to be acceptable to the Company. While the Company has plans to increase the scope of its operations that will require investment in fixed assets and additional working capital, there are no assurances that the Company will be successful in obtaining such additional capital on terms that are acceptable to the Company. If the Company is unable to successfully obtain additional capital, it may be forced to significantly and materially alter its operations and/or change or modify its plans for growth and expansion.

CAPITAL EXPENDITURES

        The Company purchased additional equipment of $176,866 in the six months ended June 30, 2002, primarily to initiate manufacturing and assembly operations for the Vera-Cam. In addition, the Company purchased $179,933 in intangible assets during the six months ended June 30, 2002, consisting primarily of research and development investment in new products.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None/Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

In January 2002, prior to the Merger, we completed a private placement of 12,500,000 shares of common stock for an aggregate purchase price of $500,000 to three accredited investors. Following the "reverse split" (described below) and after taking into effect the terms of the Merger, the private placement resulted in the issuance of 500,000 shares of common stock and is reflected on the accompanying balance sheet in such amount. The issuance was an isolated transaction made without general solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On April 11, 2002, we effected a reduction in our outstanding capitalization by effecting a "reverse split" pursuant to which we issued one share of our common stock in exchange for every twenty-five (25) outstanding shares of our common stock. As a result of the reverse split, the pre-merger number of issued and outstanding shares of our common stock was reduced from 21,949,707 shares to approximately 877,988 shares. The rights and preferences of our common stock were not modified or amended in connection with the reverse split.

On April 16, 2002, we completed the Merger pursuant to which the Company issued 17,800,000 "restricted" shares of common stock of the Company to the former shareholders of LLI for all of the issued and outstanding shares of common stock of LLI. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

None/Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS



(B) Reports on Form 8-K. Four reports on Form 8-K were filed during the period covered by this Form 10-QSB.

        On May 20, 2002, the Company filed a Current Report on Form 8-K dated May 13, 2002 relating to changes in the registrant's certifying accountant.

     On May 20, 2002, the Company filed Amendment Number 1 to the Current Report on Form 8-K dated March 5, 2002 relating to changes in the registrant's certifying accountant.

        On May 17, 2002, the Company filed a Current Report on Form 8-K dated April 16, 2002 relating to the change in control of the registrant.

        On April 1, 2002, the Company filed a Current Report on Form 8-K dated March 5, 2002 relating to changes in the registrant's certifying accountant.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of August, 2002.

LumaLite Holdings, Inc.


 /s/ Dale A. Rorabaugh
--------------------------------------------
Dale A. Rorabaugh
Chief Executive Officer


 /s/ Hank Schumer
--------------------------------------------
Hank Schumer
Chief Financial Officer