Form 10QSB
period 2002-09-30
LUMALITE HOLDINGS INC
filed 2002-11-14
CIK 23778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:     September 30, 2002
                                            ---------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                  to
                                            ----------------    ----------------
                    Commission file number         0-4846-3
                                            -----------------------------

                             LumaLite Holdings, Inc.
             -----------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

   Nevada                                               82-0288840
------------------------------------------------------------------------------
(State or other jurisdiction                        (IRS Employer
  of incorporation or organization)                    Identification No.)

               2810 Via Orange Way, Ste B, Spring Valley, CA 91978
                    (Address of principal executive offices)

                                 (619) 660-5410
                  --------------------------------------------
                            Issuer's telephone number


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Approximately 28,510,287 shares as of October 29, 2002


     Transitional Small Business  Disclosure Format (check one). Yes   ; No X
                                                                    ---    ---

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements.

     Unaudited Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001.

     Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 2002 and 2001.

     Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2002 and 2001.

     Notes to Interim Unaudited Consolidated Financial Statements at September 30, 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Controls and Procedures

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

                                     PART I

Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
LumaLite Holdings, Inc. and Subsidiary



     We have reviewed the accompanying condensed consolidated balance sheets of LumaLite Holdings, Inc. and subsidiary as of September 30, 2002 and December 31, 2001 and the related condensed consolidated statements of operations for the three and nine month and cash flows for the nine month periods ended September 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                             Respectfully submitted



                             /s/ Robison, Hill & Co.
                         ---------------------------------------
                          Certified Public Accountants



Salt Lake City, Utah
October 24, 2002

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
Assets:

Current assets:
   Cash                                                                      $                   $           52,492
   Accounts receivable, net of allowance for doubtful accounts                          334,592             388,569
   Inventories                                                                          286,482             316,706
   Other current assets                                                                  27,257                   -
                                                                             ------------------  ------------------

      Total current assets                                                              648,331             757,767
                                                                             ------------------  ------------------

Equipment:
   Manufacturing equipment                                                              219,167                   -
   Demo equipment                                                                        24,750              24,750
   Computer equipment                                                                    14,942               6,681
   Furniture & fixtures                                                                   6,334               4,709
   Test equipment                                                                         5,958               5,958
                                                                             ------------------  ------------------
                                                                                        271,151              42,098
      Less accumulated depreciation                                                     (47,586)            (10,646)
                                                                             ------------------  ------------------

         Equipment, net of accumulated depreciation                                     223,565              31,452
                                                                             ------------------  ------------------

Other non-current assets:
   Intangible assets                                                                    337,774                   -
   Deposits                                                                               3,662               3,662
                                                                             ------------------  ------------------

      Total other non-current assets                                                    341,436               3,662
                                                                             ------------------  ------------------

         Total assets                                                        $        1,213,332  $          792,881
                                                                             ==================  ==================


                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                          (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------

Liabilities and Stockholders' Deficit:

Current liabilities:
   Accounts payable, trade                                                   $          539,820  $          172,879
   Checks written in excess of cash in bank                                              13,137                   -
   Accrued expenses                                                                     157,740             283,153
   Due to related party                                                                 110,000                   -
   Accrued wages                                                                        195,224             186,482
                                                                             ------------------  ------------------

      Total current liabilities                                                       1,015,921             642,514
                                                                             ------------------  ------------------

Stockholders' Equity:
   Preferred Stock, par value $.001 per share
      Authorized 10,000,000 shares,
      None issued at September 30, 2002 and
      December 31, 2001                                                                       -                   -

   Common Stock, par value $.001 per share
      Authorized 100,000,000 shares,
      Issued 28,510,287 Shares at September 30, 2002
      and 27,507,529 Shares at December 31, 2001                                         28,510              27,507
   Additional paid-in capital                                                           414,640             401,182
   Retained Earnings                                                                   (245,739)           (278,322)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         197,411             150,367
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $        1,213,332  $          792,881
                                                                             ==================  ==================








                 See accompanying notes and accountants' report.

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    (Unaudited)                           (Unaudited)
                                               For the Three Months                   For the Nine Months
                                                Ended September 30,                             Ended September 30,
                                        -----------------------------------  --------------------------------------
                                               2002              2001               2002                2001
                                        ------------------ ----------------  ------------------  ------------------

Revenues                                $          502,477 $      1,664,542           1,663,529  $        2,911,312
Cost of revenues                                   400,610          620,763             867,264           1,286,065
                                        ------------------ ----------------  ------------------  ------------------
     Gross Profit                                  101,867        1,043,779             796,265           1,625,247
                                        ------------------ ----------------  ------------------  ------------------

Expenses
  Sales and marketing                               91,802          193,219             369,032             359,793
  Research and development                               -           10,082              83,548              34,074
  General and administrative                        33,009          448,236             280,621             585,791
                                        ------------------ ----------------  ------------------  ------------------

     Total costs and expenses                      124,811          651,537             733,201             979,658
                                        ------------------ ----------------  ------------------  ------------------

Other Income (Expense)
  Interest income                                        1              388                 462               1,058
  Interest expense                                  (4,573)         (12,618)             (5,243)            (12,618)
                                        ------------------ ----------------  ------------------  ------------------

     Net Other Income (Expense)                     (4,572)         (12,230)             (4,781)            (11,560)
                                        ------------------ ----------------  ------------------  ------------------

Income taxes
   Federal                                          (8,000)         129,000              21,000             215,000
   State                                            (2,100)          30,000               4,700              50,000
                                        ------------------ ----------------  ------------------  ------------------

     Total income taxes                            (10,100)         159,000              25,700             265,000
                                        ------------------ ----------------  ------------------  ------------------

Net Income (Loss)                       $          (17,416)$        221,012  $           32,583  $          369,029
                                        ================== ================  ==================  ==================

Weighted Average
Shares Outstanding                      28,510,287               27,507,529          28,510,287          27,507,529
                                        ================== ================  ==================  ==================

Loss per Common Share                   $                  $ -         0.01  $                   $-            0.01
                                        ================== ================  ==================  ==================






                 See accompanying notes and accountants' report.

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       (Unaudited)
                                                                For the nine months ended
                                                                      September 30,
                                                          -------------------------------------
                                                                2002                2001
                                                          -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

   Net Income                                             $          32,583  $          369,029
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:

      Depreciation and amortization                                  36,940               7,364
      Decrease (increase) in accounts receivable                     53,977            (349,674)
      Decrease (increase) in inventories                             30,224            (160,742)
      Decrease (increase) in other current assets                   (27,257)            (11,771)
      Increase (decrease) in checking overdraft                      13,137             (17,229)
      Increase (decrease) in accounts payable                       366,939             159,410
      Increase (decrease) in accrued expenses                      (125,413)             30,656
      Increase (decrease) in accrued wages                            8,742              24,522

                                                          -----------------  ------------------
  Net Cash Used in operations                                       389,872              51,565
                                                          -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of intangible assets                                   (337,774)                  -
Acquisition of equipment                                           (229,053)            (10,143)
                                                          -----------------  ------------------
Net cash provided by (used) investing activities                   (566,827)            (10,143)
                                                          -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
(Repayments) borrowings on short term notes                               -             (20,044)
Proceeds from shareholder notes payable                             110,000                   -
Repayment of notes payable to shareholder                                 -            (174,000)
Common stock issued for cash                                        500,000             258,013
Merger expenses                                                    (485,537)                  -
                                                          -----------------  ------------------

 Net Cash Provided by Financing Activities                          124,463              63,969
                                                          -----------------  ------------------

Net (Decrease) Increase in
                                                                    (52,492)            105,391
Cash and Cash Equivalents
  at Beginning of Period                                             52,492                   -
                                                          -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $                  $          105,391
                                                          =================  ==================

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

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
         ---------------------------------------------------------------

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

Interim Reporting

     The unaudited financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for such the three and nine month periods. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Principles of Consolidation

     The consolidated financial statements for the three and nine months ended September 30, 2002 and 2001 include the accounts of the parent entity and its wholly owned subsidiary LLI.

     All  significant   intercompany   balances  and   transactions   have  been
eliminated.

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
         ---------------------------------------------------------------
                                   (Continued)

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

Depreciation

     Fixed assets are stated at cost. Depreciation is calculated using the 200 percent declining balance method over the estimated useful lives of the assets as follows:


                     Asset                              Rate
------------------------------------------------  -----------------
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

Inventories

     Inventories are stated at lower of cost or market, with cost determined on the first-in, first-out method.

Inventories consist of:

                                                  September 30,        December 31,
                                                      2002                 2001
                                                -----------------    -----------------

Finished Goods                                  $          42,564    $         112,543
Raw Materials                                             243,918              204,163
                                                -----------------    -----------------

         Total Inventory                        $         286,482    $         316,706
                                                =================    =================

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
         ---------------------------------------------------------------
                                   (Continued)

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

     At September 30, 2002 there were no deferred taxes resulting from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes.

Reclassifications

     Certain reclassifications have been made in the September 30, 2001 financial statements to conform with the September 30, 2002 presentation.

Revenue recognition

     Revenue is recognized from sales of product at the time of shipment to customers.

Advertising Expense

     Advertising costs are expensed when the services are provided.

Concentrations of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
         ---------------------------------------------------------------
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                              Income              Shares             Per-Share
                                                           (Numerator)         (Denominator)           Amount
                                                        ------------------  -------------------  ------------------
                                                               For the Three Months Ended September 30, 2002
                                                        -----------------------------------------------------------
Basic Loss per Share
Loss to common shareholders                             $          (17,416)          28,510,287  $               -
                                                        ==================  ===================  ==================

                                                               For the Three Months Ended September 30, 2001
                                                        -----------------------------------------------------------
Basic Income per Share
Income to common shareholders                           $          221,012           27,507,529  $             0.01
                                                        ==================  ===================  ==================

                                                                            ===================  ==================
                                                               For the Nine Months Ended September 30, 2002
                                                        --------------------===================--==================
Basic Income per Share
Income to common shareholders                           $           32,583           28,510,287  $                -
                                                        ==================  ===================  ==================

                                                               For the Nine Months Ended September 30, 2001
                                                        -----------------------------------------------------------
Basic Income per Share
Income to common shareholders                           $          369,029           27,507,529  $             0.01
                                                        ==================  ===================  ==================


     Options to purchase 98,298 shares of common stock were outstanding during September 30, 2002 and December 31, 2001 but were not included in the computation of diluted Earnings Per Share because the options' exercise price was greater than the average market price of the common shares.

NOTE 2 - RELATED PARTY TRANSACTIONS

Notes payable to related parties are as follows:

                                                 September 30,       December 31,
                                                     2002                2001
                                               -----------------  ------------------
Promissory note, repayable to
   Officers of the Company, due
   on demand including
   interest at 15%, unsecured                  $         110,000  $               -
                                               =================  ==================

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
         ---------------------------------------------------------------
                                   (Continued)


NOTE 3 - STOCK OPTIONS

     The options have a five or ten-year life. The following summarizes stock option activity during the nine months ended September 30, 2002 and year ended December 31, 2001:


                                             September 30, 2002                     December 31, 2001
                                     -----------------------------------  --------------------------------------
                                                          Exercise                                 Exercise
                                         Shares          Price/Share            Shares           Price/Share
                                     --------------- -------------------  ------------------  ------------------
Options outstanding,
  Beginning of period:                        98,298   $0.0292-$0.117              2,581,496       $0.0292
Options granted                              367,647       $0.272                     81,202        $0.117
Options exercised                                  -          -                   (2,564,400)      $0.0292
Options canceled                                   -          -                            -          -
                                     ---------------                      ------------------
   Options outstanding,
         End of period:                      465,945   $0.0292-$0.272                 98,298    $0.0292-$0.117
                                     ===============                      ==================

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

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
         ---------------------------------------------------------------
                                   (Continued)

NOTE 5 - COMMITMENTS (continued)

     The minimum future lease payments under these leases for the next five years are:


      Twelve Months                                           Real Property         Equipment
     Ended December
           31:
-------------------------                                   -------------------------------------
         2002                                               $          49,028   $               -
         2003                                                          63,176                   -
         2004                                                          65,727                   -
         2005                                                          56,974                   -
         2006                                                               -                   -
                                                            -----------------   -----------------
         Total minimum future lease payments                $         234,905   $               -
                                                            =====================================

     The leases generally provide that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 6 - DEFAULT ON SALE OF COMMON STOCK

     On January 2, 2002, prior to the Merger and pursuant to written agreements for the purchase and sale of stock, LLI sold an aggregate of 502,758 shares of common stock of LLI to five investors for an aggregate purchase price of $1.5 million. The shares of LLI were issued and in accordance with the stock purchase agreement, the buyers were to pay six equal monthly installments beginning on May 1, 2002. The buyers are in default under the terms of the stock purchase agreements and the Company, after review of the matter, is attempting a settlement with the buyers. Although as of the date of this report, the settlement has not been completed, it is the Company's intent to complete such a settlement. Accordingly, the Company has not recorded the receivable from the buyers of the $1.5 million and the corresponding increase to additional paid in capital. However, since the shares of common stock of the Company are issued and outstanding and the Company has not received any consideration for such issuance, the Company has recorded the issuance of 502,758 shares of common stock of the Company and has reduced additional paid in capital in the aggregate amount of $178, representing the aggregate of the par value of such shares that has not been collected.

NOTE 7 - REVERSE MERGER

     In December 2001, the Company entered into an agreement with LLI. Pursuant to which a newly formed wholly owned Company subsidiary merged with and into LLI (the "Merger"). In connection with the Merger, in early January 2002, the Company completed a private placement of 12,500,000 shares of common stock with three accredited investors for an aggregate purchase price

                     LUMALITE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
         ---------------------------------------------------------------
                                   (Continued)

NOTE 7 - REVERSE MERGER (Continued)

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

     As contemplated by the Merger, in March 2002, the stockholders of the Company approved a 25 for 1 reverse split of its outstanding shares of common stock, amended and restated the Company's articles and bylaws and moved the state of incorporation from Idaho to Nevada. The Company also changed its name to LumaLite Holdings, Inc. and, through a series of transactions, amended and restated its articles of incorporation and its bylaws. On April 16, 2002 the Company completed the Merger.

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

Business

     The Company, through its wholly owned subsidiary LLI, develops and markets products to the dental community. Its current products include tooth-whitening products and services that it markets through wholesale distributors whose customers are primarily dental practitioners. The Company's current principal product is its LumaArchTM Xenon-halogen Bleaching System, which provides customers with tooth-whitening results that we believe are superior to those provided by the Company's competitors. We believe its lower cost and the reduced time that the customer is required to spend in the dental chair during the whitening process make the product economically attractive to the dentist.

     The LumaArch system uses a proprietary Xenon-halogen light and a proprietary liquid light guide to produce uniform tooth-whitening results without any heat. The system is used in conjunction with single-use LumaWhite tooth-whitening material, which is especially formulated to react to the energy wavelength produced by the LumaArch. The LumaArch system provides up to eight shades of whitening improvement in a procedure that takes approximately 40 minutes of chair time, and at a cost to the patient that the Company believes is lower than that charged by comparable companies. As of September 2002, the Company had an installed base of approximately 2,100 LumaArch systems nationwide (at an average manufacturers suggested retail price to the dental professionals of $6,000) .

     The Company currently markets its LumaArch system through a series of wholesale distributor relationships with leading dental supply companies, including Henry Schein and Patterson Dental. These dental supply companies provide the Company with the equivalent of a 2,500 person sales representative force and ready access to the more than 120,000 domestic dentists in the United States. For more information regarding the Company's wholesale distributor relationships, see "Strategic Relationships and Contracts" below.

     The Company is focusing on its core business by introducing new advanced products to the dental market. These products will be designed to supplement and reinforce the customer's initial LumaArch tooth-whitening procedure, since there is a natural degradation in post-procedure tooth whiteness from natural wear and the customer's use of staining agents such as coffee, nicotine and red wine. Management introduced "StayBrightTM", a "take home" product to satisfy the needs of the take home teeth whitening market which currently represents 78% of the total tooth whitening market. This unique product is the only "non-tray" procedure available to the professional dentist at the present time.

     "GentleBright TM", a revolutionary whitening material will be offered to the dental community in the first quarter of 2003. This material is revolutionary in that it departs from the standard hydrogen-peroxide or carbamide peroxide bleaching material that has been the standard of the industry for many years. This new material eliminates both the tooth and gum sensitivity which many patients have experienced using the existing procedures; further, GentleBrightTM reduces the in-chair time for the patient by 25% and minimizes the dentist's time required to perform the procedure. It is being packaged in a kit which provides the dentist with all the ancillary material as well as the bleaching material for added convenience.

     Both of these products should contribute significant revenues to the Company in the forthcoming years.

     Another new product introduced in the 3rd quarter of this year was the manufacturing and international distribution of an intra-oral camera, a new product developed by Veratronics, Inc. The intra-oral camera called Vera-Cam, when used in conjunction with either a common cathode ray tube monitor or a digital display through a personal computer, is designed to be used by dentists to provide a close-up view of the patient's mouth and teeth so that both the patient and the dentist can observe the images transmitted by the camera. With the Vera-Cam or other similar intra-oral cameras, the dentist can use the Vera-Cam to demonstrate the need for dental procedures to the patient in real time while the patient is in the dentist chair improving the opportunity for the dentist to increase the number of procedures performed in any one patient visit and the opportunity to perform additional procedures in future patient appointments. The Vera-Cam's electronics allow the Company to produce a superior performing product at a cost that the Company believes is lower than the cost of previous generation electronics.

Industry Overview

     Tooth-whitening has been practiced in rudimentary form since the late 1800s. With the discovery of carbamide peroxide, an active bleaching agent, and its accidental application to aesthetic dentistry in the 1960s, the modern tooth-whitening industry began to develop. Initially, tooth-whitening procedures were generally cost prohibitive and time consuming. During the 1990s, the industry experienced significant growth and, by 2001, was a $1.3 billion industry domestically. The industry is expected to have domestic sales exceeding $5 billion within the next seven years. Industry experts believe that the industry has grown due to a number of factors, including a fundamental shift in the focus of the dental profession (i.e., as baby boomers age there is less of a need for traditional dental services such as treating cavities and tooth decay), a more image conscious American public that desires white, good-looking teeth and the growing perception that the industry represents a potentially lucrative niche industry. According to the American Dental Association, in each of the last four years, approximately 25% of dentists surveyed reported that tooth whitening is the fastest growing aspect of their practices.

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

Products and Technology

     The Company believes the LumaArch bleaching system and its soon to be announced LumaCool System is technologically superior to the tooth-whitening systems employed by the competitors. The LumaArch system was developed by the Company's co-founder, Dr. Dale Rorabaugh, and is currently the core of the Company's product and service offerings. The LumaArch system uses a proprietary Xenon-halogen illumination source that produces a high lumen energy output in a specified bandwidth within the visible spectrum. The Xenon-halogen light is filtered through a patented "liquid light" guide that provides a uniform wavelength with virtually no heat. The Company believes the liquid light guide is more effective in the whitening process than the more commonly used, but less efficient, fiber optic guides, and the Company believes that the liquid light guides manufactured by the Company are among the most advanced guides currently on the market, providing operating efficiencies in the range of 85%. By comparison, most commonly used fiber optic light guides provide efficiencies of approximately 45%. The Company believes the only competitive liquid light product on the market is 20% less efficient than the LumaArch liquid light guides. The LumaArch liquid light guides produce virtually no heat, providing a safer and more comfortable experience for the patients.

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

International Distributorships. The agreements specify the territory and the products covered by the distributorship agreements. As of the date of this report, the Company had entered into agreements for the territories of Australia, Singapore, Indonesia, Taiwan, the European Union (UK, France, Germany, Spain, Italy), Rusia, Canada, Korea, Chile, Brazil and Mexico.

     The distribution arrangements grant the distributors the exclusive right to distribute the products specified within the described territory and requires the distributor to maintain adequate facilities and sales personnel to sell the Company's products. The distribution agreements generally provide for minimum annual sales quotas by each distributor. If a distributor fails to meet the sales quota during a particular year and fails to remedy any shortfall within 90 days after notice from the Company, the Company has the right to terminate the distribution agreement.

     The distribution agreements are generally for an initial term of three years and then provide the distributor with a right to renew the contract for additional periods. The agreement can be terminated by either party if the distributor fails to make timely payment for the products it purchases or if a party declares bankruptcy or institutes insolvency proceedings. In addition, either party may terminate the agreement for the other party's failure to perform any non-monetary obligation set forth in the agreement after 90 days notice specifying the party's failure to perform. The Company may terminate the agreement if the distributor ceases to make the Company's products available to customers for more than 30 consecutive days or the distributor states in writing that it plans to cease marketing the Company's products.

Manufacturing and Distribution Relationships. In February 2002, the Company executed a letter of intent with Veratronics, Inc. and its sole owner Ron Williams with respect to the manufacturing and distribution of the Vera-Cam and to employ Mr. Williams as Vice President of Engineering for three years. Pursuant to the manufacturing and distribution terms, the Company has the exclusive rights in the United States to manufacture the Vera-Cam and the exclusive rights to manufacture and distribute the Vera-Cam internationally. In the United States, the Company manufactures the Vera- Cam for sale to a third party distributor who holds the exclusive rights to such distribution thru July 2003, such rights were granted by Veratronics prior to its agreements with LumaLite. The key component to the Vera-Cam is a charged couple device ("CCD") that provides high-resolution images and is manufactured by Panasonic pursuant to an oral agreement between Veratronics and Panasonic. Vertaronics has the exclusive worldwide right to use the CCD in dental applications. The Company purchases all CCDs for the Vera-Cam from Veratronics.

Sales and Marketing

     Currently, the Company distributes its products using a wholesale distribution network that sells to professional dental customers through established relationships. The Company's wholesale distributors are primarily major dental distributors.

     The Company's distributor relationships effectively provide it with access to the equivalent of 2,500 sales representatives who sell to the over 120,000 domestic dentists. The Company believes that this distribution system provides it with rapid national market penetration without the heavy up- front costs that a national sales platform would normally require. The Company complements its national distributor relationships with a commission-only sales force of approximately 20 independent sales representatives who train and update dental end users on the Company's products and their use.

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

     The Company believes that by the end of 2002 the Company's distribution network will lead to an installed base of approximately 2,000 LumaArch systems on a worldwide basis, and that those installed systems will allow the Company to derive long-term recurring revenues from the sale of its high-margin, single-use tooth-whitening material as customers and dental practitioners use the LumaArch systems. The Company also plans to take advantage of these existing sales channels to cross-market its proposed line of complementary tooth-whitening products to its expanding customer base.

Competition.

     The Company's tooth-whitening systems will compete with all tooth-whitening products and services, including those offered through dental offices, retail stores and take-home products. The Company's competition in the retail arena is BriteSmile, Inc., which offers its products through a number of storefront centers, as well as through associated dentists offices. Air Technologies, which uses Patterson Dental as a distribution channel, and Discus Dental, Inc., which markets its product through a direct sales force, are the Company's major competitors in the professional dental market.

     Companies that offer dentist-prescribed home bleaching products include Opalescence, which is offered by Ultra Dent, Inc., Night White, which is offered by Discus Dental, Inc., Platinum, which is offered by Colgate, Crest Strips (Procter & Gamble) and NuProGold, which is offered by Dentsply International, Inc., Rembrandt, which is offered by DenMat, Inc. and Simply White by Colgate Palmolive.

     The company believes its products and services compete favorably with the products and services offered by in-office and storefront products and service providers, since the LumaArch system provides comparable or superior tooth-whitening services (on average, eight shades of whitening difference) for a price point that is significantly lower than the cost of its competitors' products and services. For example, laser-based bleaching systems typically retail for between $10,000 and $50,000, and cost patients between $750 and $2,000, while less effective power bleaching systems cost dentist between $1,000 and $5,000, with a cost to the patient of $500 to $1,250. The Company's primary competitor in the marketplace, which offers a comparable whitening system that produces results similar to those produced by LumaArch, with a minimum chair time, is available to dental practitioners reportedly through 10 year exclusive contracts and at a cost per procedure to the dental practitioners of $250, resulting in a customer cost of approximately $500 to

$600. With respect to in-home professional or over-the-counter products, The Company believes the competitive advantages of its products and services include significantly reduced processing time and better results.

RESULTS OF OPERATIONS

     The Company has experienced material and significant changes in its structure and operations during the nine months ended September 30, 2002 (see "History of the Company"). As a result of these changes, the comparative financial statements as reported herein contain the accounts of the Company for the nine months and three months ended September 30, 2002 as if the Merger were completed as of the beginning of the nine months ended September 30, 2002 and therefore, consolidated into the Company for such period. In addition, for the nine months and three months ended September 30, 2001, the financial statements for the Company are presented based on the LLI figures so that a relevant comparison can be made between the operations of the company during these periods.

For the Nine Months Ended September 30, 2002 As Compared to the Nine Months Ended September 30, 2001

     As a result of the Merger, the Company includes the results of operations of LLI for the nine months ended September 30, 2001 for comparison to the results of operations of the Company for the nine months ended September 30, 2002. For the nine months ended September 30, 2002, the Company reported a net income of $33,000, as compared to net income of $369,000 for the nine months ended September 30, 2001. This decrease in net income is primarily due to the increased research, marketing and insurance costs related to a public company as well as manufacturing and product launch this year. In the nine months ended September 30, 2001 a one time non-recurring reduction in expenses as a result of a favorable settlement of a dispute, increased profits for that year.


                                                                     For the Nine Months
                                                                     Ended September 30
                                                           ---------------------------------------
                                                                  2002                 2001
                                                           ------------------    -----------------

Revenues                                                          100%                 100%
Cost of revenues                                                  52%                   44%
                                                           ------------------    -----------------
                                                                  48%                   56%

Selling, general and administrative expenses                      44%                   34%
Other income (expense)                                             0%                   0%
                                                           ------------------    -----------------
Income before tax                                                  4%                   22%

Income taxes                                                       2%                   9%
                                                           ------------------    -----------------

Net income                                                         2%                   13%
                                                           ==================    =================


Revenues

     Revenues of the Company were $1,664,000 for the nine months ended September 30, 2002 as compared to $2,911,000 for the nine months ended September 30, 2001, a decrease of 43%. This decrease is primarily a result of the market response in the United States to a competitive tooth- whitening system introduced early in 2002. The competitive product was more favorably priced and attracted some buyers in the U.S. market that otherwise would have purchased the Company's product. The Company is developing a lower priced alternative for the U.S. market that is expected to be launched in the fourth quarter.

Cost of Sales

     Cost of sales decreased from $1,286,000 for the nine months ended September 30, 2001 to $867,000 for the nine months ended September 30, 2001, a decrease of 33%. As a percentage of sales, cost of sales for the nine months ended September 30, 2002 were 52% as compared to cost of sales as a percentage of sales of 44% for the nine months ended September 30, 2001. This increase in the cost of sales as a percentage of sales is due primarily to the mix of the products sold and the write off of obsolete inventory items.

Gross Profit

     The gross profit for the nine months ended September 30, 2002 was $796,000, or 48% of sales, as compared to $1,625,000, or 56% of sales. This decrease of 8% in gross profit was primarily the result of the write off of obsolete inventory due to the improvements made to the current products.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $9,000 from $360,000 for the nine months ended September 30, 2001to $369,000 for the nine months ended September 30, 2002. This increase was primarily due to the realization of a one-time reduction of costs in the nine months ended September 30, 2001 and an increase in the marketing expenses in the nine months ended September 30, 2002 associated with the product launch and expansion of product distribution. In the nine months ended September 30, 2001, the one-time reduction in expenses was approximately $111,000 and associated with the favorable settlement of a dispute. In the nine months ended June 30, 2002, the increase in marketing expenses were primarily due to an increase of approximately $121,000 in advertising and commissions along with an increase in insurance costs as a result of the company becoming a public company.

Net Income

     Net income decreased $336,000 from $369,000 for the nine months ended September 30, 2001 to $33,000 for the nine months ended September 30, 2002. This decrease is primarily due to the increase in selling, general and administrative expenses incurred in the nine months ended September 30, 2002 but not incurred in the nine months ended September 30, 2001, which includes approximately $183,000 in additional advertising, commissions and insurance costs associated with the product launch and manufacturing. In addition, the Company benefitted from a one-time reduction in expenses in the nine months ended September 30, 2001 of approximately $111,000 resulting from the favorable settlement of a dispute.

For the Three Months Ended September 30, 2002 As Compared to the Three Months Ended September 30, 2001

     For the three months ended September 30, 2002, the Company reported a net loss of $17,000, a decrease in net income of $238,000, as compared to net income of $221,000 for the three months ended September 30, 2001. This decrease in profitability is primarily due to the decrease in gross margin and the increase in costs associated with the product launch and increased manufacturing expenses.


                                                                    For the Three Months
                                                                     Ended September 30
                                                           ---------------------------------------
                                                                  2002                 2001
                                                           ------------------    -----------------

Revenues                                                          100%                 100%
Cost of revenues                                                  80%                   37%
                                                           ------------------    -----------------
                                                                  20%                   63%

Selling, general and administrative expenses                      25%                   39%
Other income (expense)                                             0%                   0%
                                                           ------------------    -----------------
Income before tax                                                 -5%                   24%

Income taxes                                                      -2%                   10%
                                                           ------------------    -----------------

Net income                                                        -3%                   14%
                                                           ==================    =================

Revenues

     Revenues of the Company were $502,000 for the three months ended September 30, 2002 as compared to $1,665,000 for the three months ended September 30, 2001, an decrease of 70%. This decrease is primarily a result of the decrease in sales of the Company's products in the U.S. markets.

Cost of Sales

     Cost of sales decreased from $220,000 for the three months ended September 30, 2001 to $401,000 for the three months ended September 30, 2002. As a percentage of sales, cost of sales for the three months ended September 30, 2002 were 80% as compared to cost of sales as a percentage of sales of 37% for the three months ended September 30, 2001. This increase in the cost of sales as a percentage of sales is due primarily to the write off of obsolete inventory as a result of the launch of new products.

Gross Profit

     As a result of the decrease in sales and increase in cost of sales, gross profit for the three months ended September 30, 2002 decreased $942,000, over the gross profit for the three months ended September 30, 2001. The gross profit for the three months ended September 30, 2002 was $102,000, or 20% of sales, as compared to $1,044,000, or 63% of sales for the three months ended September 30, 2001.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $527,000 from $652,000 for the three months ended September 30, 2001 to $125,000 for the three months ended September 30, 2002. This decrease was primarily due to the realization of a one-time reduction in costs in the three months ended September 30, 2001 associated with the approximately $111,000 favorable settlement of a dispute.

Income from Continuing Operations

     Net income of  $221,000  for the three  months  ended  September  30,  2001 compares to a loss of $17,000 for the three months ended September 30, 2002. This decrease is primarily due to (a) the decrease in sales of $1,162,000 and the increase in cost of sales as a result of the write off of obsolete inventory resulting in an decrease in gross profit of $942,000 as realized in the three months ended September 30, 2002, over (b) the decrease in selling, general and administrative expenses of $527,000 as realized in the three months ended September 30, 2002, net of the income tax affect.

CAPITAL RESOURCES AND LIQUIDITY

     Cash decreased $52,000 for the nine months ended September 30, 2002 to $-0-at September 30, 2002, as compared with $52,492 at December 31, 2001.

     At September 30, 2002, the Company had a deficiency between the current assets and current liabilities of $368,000 as compared to the excess of current assets over current liabilities of $115,000 at December 31, 2001. This change of $483,000 was primarily as a result of (a) the Company incurring a short term note payable to related parties of $110,000 in the nine months ended September 30, 2002 and (b) the decrease in accounts receivable of $54,000 at September 30, 2002 as compared to December 31, 2001. Of the current components, with respect to the balance sheet of September 30, 2002 as compared to December 31, 2001, there was a decrease in inventory of $30,000, an increase in prepaid expenses and other current assets of $27,000 and an increase in accounts payable and accrued expenses of $242,000.

     Net cash used in investing activities for the nine months ended September 30, 2002 was $567,000 consisting primarily of the cash acquisition of intangible assets of $338,000 and the cash acquisition of equipment of $229,000.

     Net cash provided by financing activities was $124,000 for the nine months ended September

30, 2002, consisting primarily of $110,000 from the proceeds of the loan from related parties and the net differential of $14,000 resulting from the reverse merger.

     On June 28, 2002, the Company established a $100,000 line of credit with the California Bank & Trust , secured by the assets of the Company. The note bears interest at an annual rate of 6.75%.

     As of the date of this report, the Company has not received payment pursuant to a stock purchase agreement dated January 2, 2002 and the buyers are in monetary default. This stock purchase agreement was executed prior to the Merger pursuant to which LLI sold an aggregate of 502,758 shares of common stock of LLI to five investors for an aggregate purchase price of $1.5 million. The shares of LLI were issued and in accordance with the stock purchase agreement, the buyers were to pay six equal monthly installment beginning on May 1, 2002. The buyers are now in monetary default under the terms of the stock purchase agreements and the Company, after review of the matter, has negotiated with the buyers to rescind the stock purchase and sale transaction. Although as of the date of this report, the rescission has not been completed, it is the Company's intent to complete such a rescission with the original holders of the shares and complete a similar transaction by transferring the defaulted shares to the Excelsior Investment Group for an amount to be negotiated between both companies. Accordingly, the Company has not recorded the receivable from the buyers of $1.5 million and the corresponding increase to additional paid in capital. However, since the shares of common stock of the Company are issued and outstanding and the Company has not received nor does the Company expect to receive any consideration for such issuance, the Company has recorded the issuance of 502,758 shares of common stock by the Company and has reduced additional paid in capital in the aggregate amount of $178, representing the aggregate of the par value of such shares that has not or will not be collected.

     The Company will need additional working capital to finance the short-term liquidity needs of the Company's operations. However, there can be no assurances that the Company will be able to secure adequate working capital financing or any other financing suitable for the purposes of the Company at prices that the Company will deem to be acceptable. While the Company has plans to increase the scope of its operations that will require investment in fixed assets and additional working capital, there are no assurances that the Company will be successful in obtaining such additional capital on terms that are acceptable to the Company. If the Company is unable to successfully obtain additional capital, it may be forced to significantly and materially alter its operations and/or change or modify its plans for growth and expansion.

Capital Expenditures

     The Company purchased additional equipment of $229,000 in the nine months ended September 30, 2002, primarily to initiate manufacturing and assembly operations for the Vera- Cam. In addition, the Company purchased $338,000 in intangible assets during the nine months ended September 30, 2002, consisting primarily of research and development investment in new products.

Item 3.  Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

     (i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

     (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

     There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None/Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

None/Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

None/Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

         99.1              CEO Certification

         99.2              CFO Certification

(b)      Reports on Form 8-K.

     On October 10, 2002, the Company filed Amendment Number 2 to the Current Report on Form 8-K dated May 13, 2002 relating to changes in the registrant's certifying accountant.

     On August 19, 2002, the Company filed a Current Report on Form 8-K relating to Regulation FD disclosure of CEO and CFO Section 906 certifications for the quarter ended June 30, 2002.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of November, 2002.

LumaLite Holdings, Inc.


 /s/ Dale A. Rorabaugh
--------------------------------------------
Dale A. Rorabaugh
Chief Executive Officer



   /s/ Hank Schumer
------------------------------------------
Hank Schumer
Chief Financial Officer

I, Dale A. Rorabaugh, certify that:

     1. I have reviewed this quarterly report on form 10-QSB of LumaLite Holdings, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

          A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

          C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Dale A. Rorabaugh
Dale A. Rorabaugh
CEO
(Principal Executive Officer)

I, Hank Schumer, certify that:

     1. I have reviewed this quarterly report on form 10-QSB of LumaLite Holdings Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

          A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

          C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Hank Schumer
Hank Schumer
CFO
(Principal Financial and Accounting Officer)