Form 10KSB
period 2002-12-31
LUMALITE HOLDINGS INC
filed 2003-03-31
CIK 23778

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM            TO


                        COMMISSION FILE NUMBER: 0-4846-3


                             LUMALITE HOLDINGS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



                  NEVADA                             82-0288840
     (STATE OR OTHER JURISDICTION OF   (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

              2810 VIA ORANGE WAY, SUITE B, SPRING VALLEY, CA 91978
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

                                 (619) 660-5410
                           (ISSUER'S TELEPHONE NUMBER)


         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.001 PAR VALUE.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT(S), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO ___.

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE
BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. X .

THE AGGREGATE MARKET VALUE OF ALL SHARES OF VOTING STOCK HELD BY NON-AFFILIATES WAS $1,593,000 AT FEBRUARY 14, 2003, BASED ON THE LATEST TRADE DATE ON THE OTC BULLETIN BOARD MAINTAINED BY THE NASD. IN DETERMINING THIS FIGURE, THE REGISTRANT HAS ASSUMED THAT ALL DIRECTORS AND EXECUTIVE OFFICERS ARE AFFILIATES. SUCH ASSUMPTION SHALL NOT BE DEEMED CONCLUSIVE FOR ANY OTHER PURPOSE. THE NUMBER OF SHARES OUTSTANDING OF EACH CLASS OF THE REGISTRANT'S COMMON STOCK, AS OF FEBRUARY 14, 2003, WAS AS FOLLOWS: COMMON STOCK $.001 PAR VALUE 28,964,234 SHARES.

TOTAL REVENUES FOR FISCAL YEAR ENDED DECEMBER 31, 2002: $2,099,944

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES    ; NO X

PART I


ITEM 1.  DESCRIPTION OF BUSINESS

         Lumalite Holdings, Inc. ("Lumalite Holdings," the "Company," "we," and "us"), formally Consil Corp., was originally formed to hold certain mineral properties in Shoshone County, Idaho known as the "Silver Summit mine." In 1995, our stockholders approved the sale of our interest in the Silver Summit mine and adjacent mining properties to Sunshine Precious Metals, Inc. for a cash payment of $750,000 plus a variable production royalty tied to the price of silver. In 2000, Sunshine filed for bankruptcy under Title 11 Chapter 11 of the U.S. Code and shut down operations at the Sunshine Mine.

         Following the sale of the Silver Summit mine in 1995, we were actively involved in mineral exploration and acquisition activities, primarily in Mexico. Theses activities were unsuccessful and, beginning in the fourth quarter of 1997 and continuing through late 2001, we engaged in no active business operations, had no employees and maintained only minimal accounting, management and officer functions.

         Beginning in late 2001 and continuing through early 2002, we entered into a series of transactions that resulted in our resuming business operations, although in a significantly different industry than the traditional industries in which we have operated. Those transactions, which are described in more detail below, include the following transactions:

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

THE YEAR 2002 OPERATIONS

THE MERGER

         In January 2002, we entered into an Agreement and Plan of Merger with LumaLite, ConSil Merger Corp., a Nevada corporation that we formed as a wholly-owned subsidiary to effect the merger, and certain shareholders of LumaLite. Under the terms of the merger agreement, ConSil Merger Corp. merged with and into LumaLite, with LumaLite surviving the merger and becoming our wholly-owned subsidiary. The merger was completed during April 2002.

         Upon completion of the merger, all of the issued and outstanding shares of common stock of LumaLite were cancelled and converted into and became a right to receive, in the aggregate, 17,800,000 post-reverse split shares (as described below) of our common stock. In connection with the merger, we assumed all of the then outstanding options (whether vested or un-vested) to purchase LumaLite's common stock and we have reserved an aggregate of 98,298 post-reverse split shares of our common stock for issuance under the options. The 17,800,000 post-reverse split shares of common stock issued to the LumaLite stockholders in the merger collectively represent approximately 62.46% of our voting stock. As a result, if the LumaLite stockholders act in concert, they will have significant control over our business and operations, including the right to elect our Board of Directors.

         In connection with the merger, our sole director appointed four nominees of LumaLite to fill the existing vacancies on our Board of Directors and then resigned as a member of our board. The four new directors are named, and their backgrounds are described, in the section entitled "Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act," below.

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

         Dental patients interested in whitening their teeth have several options, including home- bleaching techniques and "power bleaching" techniques provided in dentists' offices. For at-home bleaching, the dentist provides the patient with a special custom-fitted bleaching tray and a bleaching or whitening gel. The patient then wears the gel for a few hours each day for up to two weeks. Power bleaching, which is considered to be superior to at-home bleaching, is generally done at a dentists' office using a system that allows maximum contact for the bleaching gel with the teeth, while minimizing the gel's contact with the mouth's soft tissue. Power bleaching is often combined with applications of heat and/or light, which activates the solution used for the whitening process. Lumalite's products are primarily power bleaching products marketed to dentists and, under normal office conditions, provide what Lumalite considers to be a significant whitening effect during each office visit.

         In the fourth quarter of 2000, Lumalite introduced the LumaArchTM, a tooth whitening system that takes approximately 30 to 40 minutes to simultaneously whiten both upper and lower teeth, which is approximately one-half the time that its primary competitor's technology takes. The LumaArch uses LumaLite's patented liquid light technology and special optics to provide what LumaLite believes is a highly reliable in-office teeth whitening system at a relatively low cost. LumaLite's principal competitors include BriteSmile (which markets in-office teeth whitening products through a system of affiliated dental offices), Discus Dental (which markets both in-office and home whitening products) and Den-Mart, Inc. (which offers teeth whitening and other dental products for dentists).

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

         LumaLite's audited financials for the period ended December 31, 2002 show revenues of $2,099,944 for the year ended December 31, 2001 and $4,020,359 for the year ended December 31, 2001. Pre-tax net income (loss) for the years ended December 31, 2002 and 2001 were ($535,617) and $688,013, respectively. Despite having commenced operations and having revenue, LumaLite may be considered to be an early operational stage and, therefore, subject to risk factors that affect any start-up or newly-emerging business. Accordingly, there is no assurance that LumaLite will achieve its business strategy.

THE PRIVATE PLACEMENT

         In January 2002, we completed a private placement of 12,500,000 shares of our common stock with three accredited investors for an aggregate purchase price of $500,000. Following the reverse split of our common stock, as described below, the three accredited investors hold a total of 500,000 post-reverse split shares of our common stock. We believe the placement qualified for the exemption from registration provided under ss. 4 (2) of the Securities Act of 1933, as amended.

         The proceeds from the placement of the 12,500,000 shares of common stock were placed in escrow. Under the terms of the escrow, $100,000 was released to us on the execution of the escrow agreement, which occurred on January 7, 2002, and the balance of the escrow funds were released to us in March and April 2002. The escrowed amounts used primarily to pay costs and expenses associated with our merger with LumaLite and for general corporate expenses and working capital.

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

THE AMENDMENT AND THE RESTATEMENT OF OUR ARTICLES OF
INCORPORATION AND BYLAWS

         In connection with the merger with LumaLite, we adopted new Articles of Incorporation and Bylaws with the intent of "modernizing" our Article of Incorporation and Bylaws, and providing provisions in those documents which are normally found in charter documents for public corporations (including such matters as the use of teleconferencing, facsimile and telephone devices and public trading securities procedures).

OUR CHANGE OF DOMICILE

         On April 11, 2002, we changed our state of incorporation from Idaho to Nevada. In connection with the change of domicile, we adopted a new certificate of incorporation and bylaws essentially identical (except for required state-law imposed changes) to the amended Articles of Incorporation and Bylaws described above.

         The change in domicile effected a change only in our legal domicile. It did not result in any change in our business, our management, the location of our principal facilities, our fiscal year, or our assets or liabilities or, except to the extent of any difference between Idaho and Nevada law, the general legal principals under which we will operate. For a comparison of the differences between Idaho and Nevada corporate law provisions, see the summary of those changes set forth in our proxy statement on Schedule 14A filed with the Securities and Exchange Commission on February 21, 2002.

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

OUR CORPORATE STRUCTURE

         We  conduct  our  business  operations  though  a  parent  corporation,
LumaLite Holdings, Inc. (formally ConSil Corp.), and our wholly-owned subsidiaries, LumaLite, Inc. and Minera ConsSil, S.A. de C.V. Minera has no assets and conducts no operations. Our parent corporations's assets primarily consist of its direct interest in our wholly-owned subsidiaries. Our operations are primarily conducted through our LumaLite, Inc. subsidiary.

         Our principal operating office is located at 2810 Via Orange Way, Suite B, Spring Valley, California, and our telephone number there is (800) 400-2262.

         Our worldwide website is located at www.luma-lite.com. The information on that site is not part of this report. Our logo and certain titles and logos for our services are our property. Each trademark, trade-name or service mark of any other company appearing in this report belongs to its holder. We have previously reported some of the information regarding the transactions and operations set forth in this report in greater detail in other reports we have filed with the Securities and Exchange Commission, including in reports described below in the section entitled "Reports on

Form 8-K" and our proxy statement on Schedule 14(a) filed February 21, 2002. You should read the information in this report in connection with those reports and filings which are incorporated herein by this reference.

COMPETITION

         The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

EMPLOYEES

         The Company's employees at the present time consist of 12 full time employees, none of whom are represented by a union.

ITEM 2.  DESCRIPTION OF PROPERTY

         LumaLite's principal business operations are conducted from a leased 6,000 sq. ft. combination administrative, research, manufacturing and warehouse space located in Spring Valley, California. The lease for the property expires in November 2005. We believe the lease is on commercially reasonable terms and that it is adequate for LumaLite's current needs. LumaLite believes there is additional lease space available on commercially reasonable terms in the same general area if it requires additional space for its operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this report, we did not submit any matter to a vote of our security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

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

         The following high and low bid information was provided by PC Financial Network. The quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                             Bid
                                                       High        Low
                                                    ----------  ---------
2002
     First Quarter                                  $        -  $       -
     Second Quarter                                 $     2.25  $       -
     Third Quarter                                  $     0.19  $    0.08
     Fourth Quarter                                 $     0.11  $    0.05

2001
     First Quarter                                  $     0.03  $    0.02
     Second Quarter                                 $     0.03  $    0.02
     Third Quarter                                  $     0.03  $    0.03
     Fourth Quarter                                 $     0.08  $    0.08


         We had 3,223 holders of record of our common stock as of December 31, 2002.

         We have not declared or paid dividends since our inception in 1969 and we do not expect to declare or pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following information should be read in conjunction with the information in Item 7, Financial Statements, and other information regarding our financial performance for the period covered by this report included elsewhere in this report. The following discussions and other parts of this report may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in those forward-looking statements. Factors that might cause such differences include, but are no limited to, our history of unprofitability and the uncertainty of our profitability, our ability to develop and introduce new services and products, the uncertainty of market acceptance of those services or products, our potential reliance on collaborative industries in which we operate and general economic and business conditions, some or all of which may be beyond our ability to control.

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

         In late 2001,  we initiated a number of actions  which were intended to
(i) modernize our organizational documents, (ii) improve our financial status and (iii) provide us with active ongoing operations, including the merger with LumaLite. As noted above in the section entitled "Business," those actions were completed April 2002. As a result, the financial information set forth in this section relates primarily to our financial condition during a portion of the period that we did not have any active or ongoing business operations.

RESULTS OF OPERATIONS

The following table set forth, for the years ended December 31, 2002 and 2001, certain items from the Company's Condensed Statements of Operations expressed as a percentage of net sales.


                                                2002                2001
                                          -----------------  ------------------

Sales, Net                                           100.0%              100.0%
Cost of Sales                                         55.8%               42.4%
                                          -----------------  ------------------

Gross Margin                                          44.2%               57.6%

Operating Expenses                                    69.3%               40.8%
                                          -----------------  ------------------

Operating Income (Loss)                              (25.1)%              16.8%

Other Income (Expense), Net                           (0.4)%               0.3%
                                          -----------------  ------------------

Income (Loss) Before Income Taxes                    (25.5)%              17.1%

Income Taxes (benefit)                                (4.9)%               7.1%
                                          -----------------  ------------------

Net Income (Loss)                                    (20.6)%              10.0%
                                          =================  ==================


NET SALES

         Net sales for December 31, 2002 compared to December 31, 2001 decreased by approximately $1,920,000 or 48%. This decrease was due primarily to the lack of new product introductions as well as slowing economy, lack of funding for development and marketing and the distraction of top management to complete the merger with LumaLite.

COST OF SALES

         Cost of sales for 2002 decreased approximately $533,000 or 31% compared to 2001. As a percentage of sales, cost of sales increased 13.4% from 42.4% to 55.8%. This decrease in cost of sales was due to the slowing economy and decreasing sales.

OPERATING EXPENSES

         Operating expenses during 2002 decreased approximately $185,000 or 11.3% compared to 2001 from $1,640,748 to $1,455,534. As a percentage of sales, operating expenses increased 28.5% from 40.8% to 69.3%. This decrease in operating expenses is attributable to decreased sales and business activity due to slowing economy.

FINANCIAL CONDITIONS AND LIQUIDITY

         For the past several years, we have funded our cash requirements at the parent company level through debt and equity transactions. The proceeds from these transactions were primarily used to fund our exploration activities and, once we ceased active operations, to maintain our limited assets and minimal accounting, management and reporting functions. Our foreign subsidiary interest has been financed by a combination of equity investments and shareholders loans, but since 1997 that funding has been limited to the amounts necessary to maintain that entity's corporate existence and minimal administrative functions.

         Our principal source of funding during the past few years has been advances from Hecla Mining Company, which was, until mid-2001, our principal shareholder. In July 2001, Hecla transferred to REA, LLC, all outstanding debt owed to them. As of December 31, 2001, our obligations to REA (including interest) totaled $971,163. As part of the transactions related to the merger with LumaLite, REA agreed to convert the outstanding debt into equity. See "Business" above.
         As of December 31, 2002, we had current assets of $757,000, compared to $1,293,000 of current liabilities. Our operations did not generate any cash flow (other than minimal interest income from investments of our cash), and that cash flow was marginally sufficient to cover our operational expenses, which provided $83,000 of cash during the year ended December 31, 2002. The primary use of cash for operating activities was for funding our general and administrative expenses. At December 31, 2002, we had a stockholders deficit totaling $227,000.

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

         To the extent we acquire the amounts necessary to fund our ongoing business plan through the issuance of equity securities, our shareholders may experience dilution in the value per share of their equity securities. The acquisition of funding through the issuance of debt could result in a substantial portion of our cash flow from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive pressures and economic downturns. There are no assurances that our subsidiaries will be able to obtain the financing required to make planned capital expenditures, provide working capital or meet other cash needs on terms which are economically acceptable to us.

CRITICAL ACCOUNTING POLICIES

         Our critical accounting policies are those which we believe require significant judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A discussion of our critical accounting policies is set forth in the Notes to our Financial Statements included as part of this Report.

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

OPERATIONS

         The Company intends to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation.

         The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

         The Company may obtain funds in one or more private placements to finance the operation of any acquired business, if necessary. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that the Company will be able to raise any funds in private placement.

NEED FOR ADDITIONAL FINANCING

         The Company believes that its existing capital will be insufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for the coming year. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.


FEDERAL INCOME TAX ASPECTS OF INVESTMENT IN THE COMPANY

         The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Code, amended United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this Annual Report. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subjects of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

FORWARD LOOKING STATEMENT

         This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
  RISK

         We are not generally subject to any foreign currency risk, and we are, in management's opinion, subject to only minimum interest rate risk. Our interest rate risk generally arises from our variable interest rate loans, as described in our Financial Statements below and from fluctuations in interest earnings arising from our limited investment portfolio. As noted above in the section entitled "Business", our debt with Hecla was assigned to third parties and, in connection with the consummation of our merger with LumaLite, was converted into shares of our common stock. With respect to market risk arising from our investment portfolio, we have taken measures which we believe minimize fluctuations in those interest rates. We do not use derivative financial investments in our financial portfolio. Based on the recent actions of the Federal Research Board, our management believes that both interest rates and inflation will be stable for the remainder of 2003. As a result, our management believes that we will suffer minimal market risk form our operations.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
   ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

DIRECTORS AND EXECUTIVE OFFICERS.

         All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. As at the date of this annual report, our officers and directors, their ages, positions held and duration of positions held are as follows. There are no family relationships between or among any of our directors:

NAME                         AGE      POSITION WITH                                   DATE POSITION
                                       THE COMPANY                                    FIRST HELD
Dr. Dale Rorabaugh           59       Chairman of the Board and CEO                   April 15, 2002
Michael Jackson              56       Director, President                             April 15, 2002
Hank Schumer                 75       Director, Secretary-Treasurer and CFO           April 15, 2002
Joseph Forehand              47       Director, Vice President of Operations          April 15, 2002

BUSINESS EXPERIENCE

         The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and significant employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

         DR. DALE RORABAUGH. Dr. Rorabaugh joined us in connection with the merger with LumaLite and is the Chairman of our parent corporation's Board of Directors and its Chief Executive Officer. He also serves as C.E.O. and as a director of LumaLite. Dr. Rorabaugh was one of the founders of LumaLite. He was most recently President of the Aurora Group, a company specializing in Research & Development of new products for the medical profession. Prior to that he was President of Eclipse Ventures from 1994-2000, which developed a Corneal Topographer used in Lasik surgery in the ophthalmic industry, prior to this he was President of Dicon where he developed an automated visual field device. The company was sold to Cooper-Vision. Dr. Rorabaugh holds a degree in Physics from the University of Virginia and a Doctor of Optometry degree from the University of California at Berkeley.

         MICHAEL JACKSON. Michael Jackson joined us in connection with the merger with LumaLite and is a member of our Board of Directors and our President. He also serves as President and as a director of LumaLite. Before joining LumaLite, Mr. Jackson was most recently Vice President of Marketing and Sales with HGM Medical Laser, a medical sales business. Before that, Mr. Jackson was Vice President of Sales for the Western Region for Kreativ, Inc., a dental sales organization. Mr. Jackson attended Virginia Polytechnic Institution, where he studied engineering.

         HANK SCHUMER. Hank Schumer joined us in connection with the merger as our Secretary- Treasurer, Chief Financial Officer, and as a member of its Board of Directors. Mr. Schumer Previously was a partner in the Aurora Group and Eclipse Ventures. Mr. Schumer has a Bachelor of Electrical Engineering degree from C.C.N.Y. and a Masters in Business Administration from Drexel Institute of Technology.

         JOSEPH FOREHAND. Joined us in connection with the merger as a member of our Board of Directors, and Vice President of Operations. Before joining LumaLite, he was Vice President of Operations at Kreativ, Inc., a dental equipment manufacturing concern. Mr. Forehand attended the University of Alabama, where he studied engineering.

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

         During 2002, our Board of Directors consisted of four persons. We did not have any standing committees. Our directors did not receive cash compensation for serving on our Board (or any committee of our Board), or for any other services they provide to us in their capacity as directors. They are, however, entitled to reimbursement for expenses they incur in connection with attending Board or Committee meetings.

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

         Our bylaws provide that, to the full extent permitted by out certificate of incorporation and the Nevada Business Corporation Act, we will indemnify, and advance expenses to, our officers, directors and employees in connection with any action, suit or proceeding, civil or criminal, to which those person are made a party by reason of their being a director, officer or employee. That indemnification is in addition to the advancement of expenses.

         At present, we are not involved in any litigation or proceeding involving any director of officer where indemnification by us would be required or permitted.

CONFLICTS OF INTEREST

         Certain conflicts of interest existed at December 31, 2002 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

         Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rule of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Section 16(a) of the Securities Exchange Act of 1934, or the "Exchange Act," requires our executive officers and directors, and persons who own 10% or more of a registered class of our equity securities (all of whom we refer to collectively as "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange commission if we and our equity securities meet certain requirements. We have not received copies of filings on forms 3, 4 or 5 for any such reporting person for the year ended December 31, 2002.

ITEM 10.  EXECUTIVE COMPENSATION

         Prior to the merger, LumaLite entered into written employment agreements with the four persons named in Item 9 above. Those persons served as LumaLite's executive offers and directors prior to the merger and, with the completion of the merger, also serve as executive officers and directors of our parent corporation.

         The employment agreements are all dated effective January 1, 2002 and have initial terms of five years. The agreements are automatically renewable for one-year extension terms, subject to notice by either party of his or its intent to terminate the agreement. The agreements provide for stated base salary amounts ($120,000 per year in the case of Mr. Jackson, $130,000 per year in the case of Dr. Rorabaugh, $120,000 in the case of Mr. Forehand, and $80,000 in the case of Mr. Schumer), payable in monthly installments. Compensation for any extension terms will be as mutually agreed to by the parties at the beginning of the extension period. The contract may be terminated upon the mutual agreement of the parties, upon the death of the employee or upon LumaLite's dissolution, bankruptcy or receivership.

         The contracts do not provide for any "change of control" payments, severance payments or other provisions relating to payments to the employee in the event of any fundamental change in LumaLite's business, operations or ownership. The agreements also do not contain any non- competition, non-solicitation or assignment of inventions provisions, although they do require the employee and LumaLite, during the term of the agreement, to use their best efforts to avoid areas which may involve conflicts of interest between LumaLite and the employee with respect to activities engaged in by the employee.

         We have maintained one stock option plan. The LumaLite Holdings, Inc. 2002-2003 Consultants and Employees Stock Option Plan provides for stock-based grants to selected consultants, officers, directors and other key employees. The options have a five or ten-year life. The following summarizes stock option activity during the years ended December 31, 2002 and 2001:

                                              December 31, 2002                     December 31, 2001
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
                                     ===============                      ==================

         Of the aggregate options, 98,298 of the options have a vesting schedule that permits exercise of twenty-five percent of such amount (24,575 options on the date one year from the date of grant and an additional twenty-five percent of such amount on each of the second, third and fourth anniversary dates from the dates of grant (24,575, 24,575 and 24,573 options, respectively).

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of shares of our common stock by (i) each person known by us to own more than 5% of our outstanding common stock, (ii) each of our directors and, (iii) all of our executive officers and directors as a group. Except as noted, each person has sole voting and sole investment or dispositive power with respect to the shares shown. The information presented is based on information as of December 31, 2002, and is based on 28,964,234 outstanding shares of common stock. The inclusion of any shares of common stock as "beneficially owned" in this chart does not constitute an admission of actual beneficial ownership (which is a broad definition under the securities laws) of those shares. Unless otherwise indicated, each person is deemed to beneficially own any shares issuable on exercise of stock options or warrants held by that person that are currently exercisable or become exercisable within 60 days after the record date:

             (1)                                    (2)                               (3)                (4)
                                                  Name and                         Amount and
                                                 Address of                        Nature of
          Title of                               Beneficial                        Beneficial        Percent of
            Class                                  Owner                             Owner              Class
-------------------------------------------------------------------------------------------------------------------
Common Stock                  Eugene Breznock                                          3,525,260                 12.17%
                              27956 State Hwy 128
                              Winters, CA 95694

Directors & Executives
                              Dr. Dale Rorabaugh, CEO & Director                       4,571,853                 15.78%
                              2810 Via Orange Way, Suite B
                              Spring Valley, CA 91978

                              Michael Jackson, President & Director                    2,577,614                  8.89%
                              2810 Via Orange Way, Suite B
                              Spring Valley, CA 91978

                              Hank Schumer, Director/Sec/Treas./CFO                    1,777,590                  6.14%
                              2810 Via Orange Way, Suite B
                              Spring Valley, CA 91978

                              Joseph Forehand, Director, VP Oper.                      2,577,614                  8.89%
                              2810 Via Orange Way, Suite B
                              Spring Valley, CA 91978
Directors and executive officers as a Group                                           11,504,671                 39.72%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the third quarter of 2000, Helca forgave $248,897 of our accounts payable to Helca Mining Company and Minera Helca, S.A. de C.V. (Helca's wholly owned subsidiary). We recorded the forgiveness of the accounts payable as an equity contribution.

         LumaLite Holdings, Inc. (formerly Consil Corp.) And LumaLite, Inc., a California corporation, developers and marketers of medical products for the dental industry, a wholly owned subsidiary of LumaLite Holdings, Inc., concluded an Exchange Agreement on March 14th , 2003 which effectively returns LumaLite, Inc. to a non-public entity. This action was taken due to the fact that LumaLite Holdings, Inc. was unable to raise the capital necessary to properly fund LumaLite, Inc. and establish a liquid market for the LumaLite Holdings, Inc.'s stock. As a result, LumaLite, Inc. has incurred substantial debt that in turn is having an adverse effect on the market for the LumaLite Holdings, Inc.'s stock. The terms of the Exchange Agreement may be summarized as follows:

         Both parties desire to cause a divestiture of LumaLite, Inc. from LumaLite Holdings, Inc. by exchanging the shares of Lumalite, Inc. held by LumaLite Holdings, Inc. for all of the outstanding shares of LumaLite Holdings, inc. stock held by shareholders of LumaLite, Inc. prior to the merger, who desire to exchange such stock.

         1. The shares of stock of LumaLite, Inc. held by LumaLite Holdings, Inc. shall be cancelled..

         2. LumaLite, Inc. agrees to the return and cancellation of any shares of stock in LumaLite Holdings, Inc. which were delivered to shareholders of LumaLite, Inc. who consent to have their shares of LumaLite Holdings, Inc. stock exchanged for LumaLite, Inc. shares. LumaLite, Inc. will deliver at least 80% of the shares held by shareholders of LumaLite, Inc. prior to the merger who received shares of LumaLite Holdings, Inc. subsequent to the merger.

         3. LumaLite, Inc. agrees to assume all debts of LumaLite, Inc. with certain minor exceptions.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

         (a) The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS                                                     PAGE

Independent Auditor's Report                                                 F-1
Consolidated Balance Sheets, December 31, 2002 and 2001                      F-2
Consolidated Statements of Operations,
  For the Years Ended December 31, 2002 and 2001                             F-4
Consolidated Statements of Changes in Stockholders' Equity,
  For the Years Ended December 31, 2002 and 2001                             F-5
Consolidated Statements of Cash Flows,
  For the Years Ended December 31, 2002 and 2001                             F-6
Notes to Consolidated Financial Statements                                   F-8

2.  FINANCIAL STATEMENT SCHEDULES
         The following financial statement schedules required by Regulation S-X are included herein.

         All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  EXHIBITS

         The exhibit numbers in the following list correspond to the numbers assigned to such Exhibits in Item 601 of Regulation S-K.

Exhibit
Number            Exhibit

2.1 Exchange Agreement dated March 14, 2003 between LumaLite Holdings, Inc. and LumaLite, Inc.

3.1      Articles of Articles of Incorporation and By-Laws. (1)

10.2     Agreement and Plan of Merger (1)

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2002 covered by this Form 10-KSB.


ITEM 14.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             LUMALITE HOLDINGS, INC.

By:   /s/ Dr. Dale Rorabaugh
      Dr. Dale Rorabaugh, CEO & Director
Date: March 19, 2003

By:   /s/ Michael Jackson
      Michael Jackson, President & Director
Date: March 19, 2003

By:   /s/ Hank Schumer
      Hank Schumer, Director/Sec/Treas./CFO
Date: March 19, 2003

By:   /s/ Joseph Forehand
      Joseph Forehand, Director, Vice President of Operations
Date: March 19, 2003

I, Dr. Dale Rorabaugh, certify that:

         1. I have reviewed this annual report on form 10-KSB of LumaLite Holdings, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ Dr. Dale Rorabaugh
Dr. Dale Rorabaugh
CEO & Director
(Principal Executive Officer)

I, Hank Schumer, certify that:

         1. I have reviewed this annual report on form 10-KSB of LumaLite Holdings, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ Hank Schumer
Hank Schumer
Director/Sec/Treas./CFO
(Principal Financial and Accounting Officer)

                                                     CONTENTS

                                                                                                          Page

Independent Accountants' Report............................................................................F - 1

 Consolidated Balance Sheets
  December 31, 2002 and 2001...............................................................................F - 2

 Consolidated Statements of Operations for the
  For the Years Ended  December 31, 2002 and 2001..........................................................F - 4

 Consolidated Statement of Stockholders' Equity for the
  For the Years Ended  December 31, 2002 and 2001..........................................................F - 5

 Consolidated Statements of Cash Flows for the
  For the Years Ended  December 31, 2002 and 2001..........................................................F - 6

Notes to Consolidated Financial Statements.................................................................F - 8

                         INDEPENDENT ACCOUNTANTS' REPORT

LumaLite Holdings, Inc.

         We have audited the accompanying consolidated balance sheets of LumaLite Holdings, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the December 31, 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of LumaLite Holdings, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.


                                                   Respectfully submitted


                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants





Salt Lake City, Utah
January 30, 2003
except Note 9 for which
the date is March 19, 2003

                             LUMALITE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                     -----------------------------------
                                                           2002               2001
                                                     -----------------  ----------------
ASSETS
Current Assets:
Cash and cash equivalents                            $          27,160  $         52,492
Receivables                                                    223,152           388,569
Inventory                                                      359,894           316,706
Other current assets                                           147,257                 -
                                                     -----------------  ----------------

     Total Current Assets                                      757,463           757,767
                                                     -----------------  ----------------

Fixed Assets:
Manufacturing equipment                                         44,170                 -
Demo equipment                                                  39,437            24,750
Computer equipment                                              14,942             6,681
Furniture & fixtures                                             6,334             4,709
Test equipment                                                   5,958             5,958
                                                     -----------------  ----------------
                                                               110,841            42,098
Less Accumulated Depreciation                                  (25,390)          (10,646)
                                                     -----------------  ----------------
     Net Fixed Assets                                           85,451            31,452
                                                     -----------------  ----------------

Other Assets:
Intra Oral Camera - Licensing Rights- net                      220,278                 -
Other Assets - Deposits                                          3,662             3,662
                                                     -----------------  ----------------
     Total Other Assets                                        223,940             3,662
                                                     -----------------  ----------------

     TOTAL ASSETS                                    $       1,066,854  $        792,881
                                                     =================  ================

                             LUMALITE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                                                                         December 31,
                                                             -------------------------------------
                                                                   2002                2001
                                                             -----------------   -----------------
LIABILITIES
Current Liabilities:
Accounts Payable                                             $         681,644   $         172,879
Accrued Expenses                                                       228,319             283,153
Accrued Wages                                                          173,447             186,482
Short-Term Loans & Notes Payable                                       100,000                   -
Related Party Loans - Current                                          110,000                   -
                                                             -----------------   -----------------

     Total Current Liabilities                                       1,293,410             642,514
                                                             -----------------   -----------------

STOCKHOLDERS EQUITY
Preferred Stock, par value $.001 per share
   Authorized 10,000,000 shares,
   None issued at December 31, 2002 and 2001                                 -                   -

Common Stock, par value $.001 per share,
   100,000,000 shares authorized,  Issued
   28,964,234 shares at December 31, 2002
   and 17,800,000 shares at December 31, 2001                           28,964              17,800
Additional Paid-in Capital                                             312,978             268,900
Retained Earnings (Deficit)                                           (568,498)           (136,333)
                                                             -----------------   -----------------

     Total Stockholders' Equity                                       (226,556)            150,367
                                                             -----------------   -----------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                        $       1,066,854   $         792,881
                                                             =================   =================










                 See accompanying notes and accountants' report.

                             LUMALITE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                         For The Year
                                                                             Ended
                                                                          December 31,
                                                             -------------------------------------
                                                                   2002                2001
                                                             -----------------   -----------------
REVENUES
Sales                                                        $       2,099,944   $       4,020,359
Cost of Sales                                                        1,171,425           1,704,426
                                                             -----------------   -----------------
Gross Margin                                                           928,519           2,315,933

EXPENSES
   Selling & Marketing                                                 744,384             586,971
   Research and Development                                            264,002              56,870
   General & Administrative                                            447,148             996,907
                                                             -----------------   -----------------
                                                                     1,455,534           1,640,748
                                                             -----------------   -----------------

Net Income from Operations                                            (527,015)            675,185
                                                             -----------------   -----------------

Other Income (Expense)
   Interest Income                                                         463              12,828
   Interest Expense                                                     (9,065)                  -
                                                             -----------------   -----------------
      Net Other Income (Expense)                                        (8,602)             12,828
                                                             -----------------   -----------------


Net Income (Loss) Before Income Taxes                                 (535,617)            688,013

Income Tax Expense (benefit)                                          (103,452)            284,032
                                                             -----------------   -----------------

NET INCOME (LOSS)                                            $        (432,165)  $         403,981
                                                             =================   =================










                 See accompanying notes and accountants' report.

                             LUMALITE HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                      Additional         Retained
                                                         Common Stock                  Paid-in          Earnings /
                                             ------------------------------------
                                                  Shares             Value             Capital          (Deficit)
                                             ----------------- ------------------  ----------------  ----------------
Balance at December 31, 2000                        20,160,578 $           20,161  $        182,776  $       (540,314)

Common stock issued for expenses
   during January, 2001                                141,839                142             7,871                 -
Common stock issued for expenses
   during July, 2001                                    44,250                 44             2,456                 -
Purchase of treasury stock for cash
   during July, 2001                                (5,269,697)            (5,270)              493                 -
Common stock issued for expenses
   during August, 2001                                  68,030                 68             2,959                 -
Common stock issued on exercise
   of Stock options during
   December, 2001                                    2,655,000              2,655            72,345                 -
Net Income                                                   -                  -                             403,981
                                             ----------------- ------------------  ----------------  ----------------

Balance at December 31, 2001                        17,800,000             17,800           268,900          (136,333)

Common stock issued for cash
   during January, 2002                                500,000                500           499,500                 -
Common stock issued in connection
   with reverse merger with
   LumaLite, Inc. April, 2002                          388,275                388        (1,211,123)                -
Common stock cancelled and returned
   to company during April, 2002                      (296,732)              (297)              297                 -
Common stock issued in exchange
   for debt during April, 2002                      10,118,744             10,119           717,273                 -
Common stock issued in exchange
   for services during December, 2002                  453,947                454            38,131
Net income (loss)                                                                                            (432,165)
                                             ----------------- ------------------  ----------------  ----------------

Balance at December 31, 2002                        28,964,234 $           28,964  $        312,978  $       (568,498)
                                             ================= ====================================  ================




                 See accompanying notes and accountants' report.

                             LUMALITE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For The
                                                                              Year Ended
                                                                              December 31,
                                                                -------------------------------------
                                                                       2002               2001
                                                                ------------------  -----------------
Cash Flows From Operating Activities
   Net income (loss) for the period                             $         (432,165) $         403,981
Adjustments to reconcile net loss to net cash provided
by operating activities
   Depreciation and amortization                                            99,466              9,818
Changes in Operating Assets and Liabilities
   (Increase) decrease in Receivables                                      165,417           (285,164)
   (Increase) decrease in Inventory                                        (43,188)          (259,766)
   (Increase) decrease in Other current assets                            (147,257)           128,000
    Increase in Accounts Payable                                           508,765             42,305
    Increase (Decrease) in Accrued Expenses                                (54,834)           256,126
    Increase (Decrease) in Checks Written
         In excess of Cash in Bank                                               -            (17,229)
    Increase (Decrease) in Accrued Wages                                   (13,035)          (142,743)
                                                                ------------------  -----------------
Net Cash Provided by (Used in) Operating
     Activities                                                             83,169            135,328
                                                                ------------------  -----------------

Cash Flows From Investing Activities
    Purchase of Equipment                                                  (68,743)           (37,250)
    Purchase of Licensing rights                                          (305,000)                 -
    Rent Deposit                                                                 -             (2,305)
                                                                ------------------  -----------------
Net Cash Used by Investing Activities                                     (373,743)           (39,555)
                                                                ------------------  -----------------

Cash Flows From Financing Activities
   Proceeds from Loans - Related Party                                     110,000                  -
   Proceeds/ Payments Short-Term Loans                                     100,000            (20,044)
   Payments on Related Party Loans                                               -           (207,000)
   Proceeds from Sale of Common Stock                                      538,585             89,357
   Merger costs                                                           (483,343)                 -
   (Increase) in Stock Subscription
          Receivable                                                             -            250,000
   Cost of Treasury Stock                                                        -             (5,594)
   Principle Payments on Long-term Debt                                          -           (150,000)
                                                                ------------------  -----------------
Net Cash Provided by (Used in) Financing
   Activities                                                              265,242            (43,281)
                                                                ------------------  -----------------

Increase (Decrease) in Cash                                                (25,332)            52,492
Cash at beginning of period                                                 52,492                  -
                                                                ------------------  -----------------
Cash at End of Period                                           $           27,160  $          52,492
                                                                ==================  =================

                             LUMALITE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                For The
                                                                               Year Ended
                                                                              December 31,
                                                                 --------------------------------------
                                                                        2002                2001
                                                                 ------------------  ------------------

Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                               $            9,064  $           36,849
                                                                 ==================  ==================
   Income taxes paid during the period                           $          120,000  $              952
                                                                 ==================  ==================

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

                             LUMALITE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

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

Principles of Consolidation

         The consolidated financial statements for the years ended December 31, 2002 and 2001 include the accounts of the parent entity and its wholly owned subsidiary LLI.

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

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2001  financial statements to conform with the 2002 presentation.

                             LUMALITE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Depreciation and Amortization

         Fixed assets are stated at cost. Depreciation is calculated using the 200 percent declining balance and straight-line methods over the estimated useful lives of the assets as follows:


                     Asset                              Rate
------------------------------------------------  -----------------
Manufacturing equipment                                     7 years
Demo equipment                                              7 years
Computer equipment                                          5 years
Furniture & fixtures                                        7 years
Test equipment                                              7 years

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

         Licensing Rights are being amortized over the life of the license agreement.

Inventories

         Inventories are stated at lower of cost or market, with cost determined on the first-in, first-out method.

Inventories consist of:

                                                       Year Ended December 31,
                                                      2002                 2001
                                                -----------------    -----------------

Finished Goods                                  $         151,154    $         112,543
Raw Materials                                             208,740              204,164
                                                -----------------    -----------------

         Total Inventory                        $         359,894    $         316,707
                                                =================    =================

Concentrations of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with two financial institutions, in the form of demand deposits.

                             LUMALITE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                              Income              Shares             Per-Share
                                                           (Numerator)         (Denominator)           Amount
                                                        ------------------  -------------------  ------------------
                                                                   For the Year Ended December 31, 2002
                                                        -----------------------------------------------------------
BASIC EARNINGS PER SHARE
Income to common shareholders                           $         (432,165)          28,964,234  $           (0.01)
                                                        ==================  ===================  ==================

                                                                   For the Year Ended December 31, 2001
                                                        -----------------------------------------------------------
BASIC LOSS PER SHARE
Loss to common shareholders                             $          403,981           17,800,000  $             0.02
                                                        ==================  ===================  ==================

         The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2002 and are thus not considered. Options to purchase 98,298 shares of common stock were outstanding during December 31, 2001 but were not included in the computation of diluted Earnings Per Share because the options' exercise price was greater than the average market price of the common shares.

Income Taxes

         The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

         As of December 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,181,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. Carryback of net operating losses resulted in a tax benefit of $103,000.

         At December 31, 2001 there were no deferred taxes resulting from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The tax expense consists of Federal tax $224,000 and California State tax $59,000.

                             LUMALITE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

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

NOTE 2 - STOCK OPTIONS

         The options have a five or ten-year life. The following summarizes stock option activity during the years ended December 31, 2002 and 2001:

                                              December 31, 2002                     December 31, 2001
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
                                     ===============                      ==================

         Of the aggregate options, 98,298 of the options have a vesting schedule that permits exercise of twenty-five percent of such amount (24,575 options on the date one year from the date of grant and an additional twenty-five percent of such amount on each of the second, third and fourth anniversary dates from the dates of grant (24,575; 24,575 and 24,573 options, respectively).

                             LUMALITE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 3 - ECONOMIC DEPENDENCE

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Notes payable to related parties are as follows:

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
                                               =================  ==================

NOTE 5 - COMMITMENTS

                  The Company has entered into a lease agreement for its office and warehouse facilities. The rental charges are approximately $5,426 per month. The lease expires November 30, 2005.

The minimum future lease payments under these leases for the next five years are:

      Twelve Months                                           Real Property         Equipment
     Ended December
           31:
-------------------------                                   -------------------------------------
         2003                                               $          63,176                   -
         2004                                                          65,727                   -
         2005                                                          56,974                   -
         2006                                                               -                   -
         2007                                                               -                   -
                                                            -----------------   -----------------
         Total minimum future lease payments                $         185,877   $               -
                                                            =====================================

         The leases generally provide that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                             LUMALITE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 6 - SHORT-TERM LOANS & NOTES PAYABLE

         Short-term notes payable consist of an 18 month amortized loan with a bank in the amount of $100,000 at 7.75% interest which matures January 1, 2004.

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

NOTE 8 - DEFAULT ON SALE OF COMMON STOCK

         On January 2, 2002, prior to the Merger and pursuant to written agreements for the purchase and sale of stock, LLI sold an aggregate of 502,758 shares of common stock of LLI to five investors for an aggregate purchase price of $1.5 million. The shares of LLI were issued and in accordance with the stock purchase agreement, the buyers were to pay six equal monthly installments beginning on May 1, 2002. The buyers are in default under the terms of the stock purchase agreements and the Company, after review of the matter, is attempting a settlement with the buyers. Although as of the date of this report, the settlement has not been

                             LUMALITE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 8 - DEFAULT ON SALE OF COMMON STOCK (Continued)

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

NOTE 9 - DIVESTITURE OF LUMALITE, INC.

         LumaLite Holdings, Inc. (formerly Consil Corp.) And LumaLite, Inc., a wholly owned subsidiary of LumaLite Holdings, Inc., concluded an Exchange Agreement on March 14th , 2003 which effectively returns LumaLite, Inc. to a non-public entity. This action was taken due to the fact that LumaLite Holdings, Inc. was unable to raise the capital necessary to properly fund LumaLite, Inc. and establish a liquid market for the LumaLite Holdings, Inc.'s stock. As a result, LumaLite, Inc. has incurred substantial debt that in turn is having an adverse effect on the market for the LumaLite Holdings, Inc.'s stock. The terms of the Exchange Agreement may be summarized as follows:

         Both parties desire to cause a divestiture of LumaLite, Inc. from LumaLite Holdings, Inc. by exchanging the shares of Lumalite, Inc. held by LumaLite Holdings, Inc. for all of the outstanding shares of LumaLite Holdings, inc. stock held by shareholders of LumaLite, Inc. prior to the merger, who desire to exchange such stock.

         1. The shares of stock of LumaLite, Inc. held by LumaLite Holdings, Inc. shall be cancelled..

         2. LumaLite, Inc. agrees to the return and cancellation of any shares of stock in LumaLite Holdings, Inc. which were delivered to shareholders of LumaLite, Inc. who consent to have their shares of LumaLite Holdings, Inc. stock exchanged for LumaLite, Inc. shares. LumaLite, Inc. will deliver at least 80% of the shares held by shareholders of LumaLite, Inc. prior to the merger who received shares of LumaLite Holdings, Inc. subsequent to the merger.

         3. LumaLite, Inc. agrees to assume all debts of LumaLite, Inc. with certain minor exceptions.