Form 10QSB
period 2003-03-31
LUMALITE HOLDINGS INC
filed 2003-06-18
CIK 23778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003
                  ---------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                For the transition period from_______ to________
 ------------------------------ -----------------------------------

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

                    378 North Main # 124, Layton, Utah 84061
       -------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 497-9075

                            Issuer's telephone number

              2810 Via Orange Way, Ste. B, Spring Valley, CA 91978
     ----------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report.)



         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934
(1) during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Approximately 28,964,234 shares as of February 14, 2003

                                     PART I

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
LumaLite Holdings, Inc.

         We have reviewed the accompanying balance sheets of LumaLite Holdings, Inc. as of March 31, 2003, and the related statement of operations for the three months ended March 31, 2003 and 2002 and the statement of cash flows for the three month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of LumaLite Holdings, Inc. as of December 31, 2002, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated January 30, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                    Respectfully submitted

                                                    /s/ Robison, Hill & Co.

                                                    Certified Public Accountants

Salt Lake City, Utah
June 11, 2003

                             LUMALITE HOLDINGS, INC.
                                 BALANCE SHEETS

                                                                               (Unaudited)

                                                                                March 31,          December 31,
                                                                                   2003                2002
                                                                            ------------------  ------------------

ASSETS                                                                      $                -  $                -
                                                                            ==================  ==================

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current Liabilities:

   Accounts Payable and Accrued Expenses                                    $           89,104  $            5,000
   Net liabilities of discontinued operations                                                -             221,556
                                                                            ------------------  ------------------

     Total Current Liabilities                                                          89,104             226,556

Notes Payable                                                                          358,773                   -
                                                                            ------------------  ------------------

     Total Liabilities                                                                 447,877             226,556
                                                                            ------------------  ------------------

Stockholders' Equity

   Preferred Stock, par value $.001 per share
      Authorized 10,000,000 shares,

      None issued at March 31, 2003 and December 31, 2002                                    -                   -

   Common Stock, par value $.001 per share,
       100,000,000 shares authorized, 7,714,490 shares
      issued at March 31, 2003 and 28,964,234 shares
      issued at December 31, 2002                                                        7,715              28,964
  Additional Paid-in Capital                                                            97,448             312,978
  Accumulated Deficit                                                                 (553,040)           (568,498)
                                                                            ------------------  ------------------

     Total Stockholders' Equity                                                       (447,877)           (226,556)
                                                                            ------------------  ------------------

     Total Liabilities and

       Stockholders' Equity                                                 $                -  $                -
                                                                            ==================  ==================






                 See accompanying notes and accountants' report.

                             LUMALITE HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                                                                              (Unaudited)
                                                                     For the three months ended
                                                                               March 31,
                                                                ----------------------------------------
                                                                       2003                  2002
                                                                ------------------    ------------------

Continuing operations:

   Revenues                                                     $                -    $                -

  Costs and expenses:

      General and administrative                                            84,104                22,509
      Interest                                                                   -                     -
                                                                ------------------    ------------------

         Net income (loss) from continuing operations                      (84,104)              (22,509)

Discontinued operations:

   Income (Loss) from operations of

      discontinued operations                                             (112,802)              (68,872)

   Gain (Loss) on disposal of subsidiary
      (LumaLite, Inc.)                                                     212,364                     -
                                                                ------------------    ------------------

    Net Income (loss) from

      discontinued operations                                               99,562               (68,872)
                                                                ------------------    ------------------

     Net Income (Loss)                                          $           15,458    $          (91,381)
                                                                ==================    ==================

Basic & Diluted loss per share

   Income (Loss) from continuing operations                     $           (0.01)    $                -
   Income (Loss) from discontinued operations                                0.01                      -
                                                                ------------------    ------------------

Income (Loss) per Share                                         $                -    $                -
                                                                ==================    ==================



                 See accompanying notes and accountants' report.

                             LUMALITE HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                        (Unaudited)
                                                               For the three months ended
                                                                        March 31,
                                                          -------------------------------------
                                                                2003                2002
                                                          -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

   Net Income (Loss)                                      $          15,458  $          (91,381)
   Change in net liabilities of discontinued                                                  -
     operations                                                           -              68,872
   Loss from operations of discontinued
      operations                                                    112,802
   Gain on disposal of subsidiary                                  (212,364)
Adjustments necessary to reconcile
   net loss to net cash used in operating activities:
      Increase (decrease) in accounts payable                        84,104              22,496
                                                          -----------------  ------------------
  Net Cash Used in continuing operations                                  -                 (13)
                                                          -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by (used) investing activities                          -                   -
                                                          -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net Cash Provided by

  Financing Activities                                                    -                   -
                                                          -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                 (13)
Cash and Cash Equivalents
  at Beginning of Period                                                  -                 793
                                                          -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $              780
                                                          =================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                $               -  $                -
  Franchise and income taxes                              $               -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

See footnote 5

                 See accompanying notes and accountants' report.

                             LUMALITE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company incurred net losses of approximately $432,000 for the year ended December 31, 2002, currently has a liquidity problem and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, the search for a suitable merger candidate.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Nature of Business

         The Company has ceased all operations except to attempt to settle liabilities and to seek a new business opportunity. Currently, the Company has not determined which industry to pursue opportunities and will not do so until such time as those uncertainties presently facing the Company are resolved.

NOTE 2 - GENERAL

         The notes to the consolidated financial statements as of December 31, 2002, as set forth in LumaLite Holdings, Inc.'s 2002 Annual Report on Form 10-KSB, substantially apply to these interim consolidated financial statements and are not repeated here.

                             LUMALITE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for LumaLite Holdings, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassifications

         Certain reclassifications have been made in the March 31, 2002 financial statements to conform with the March 31, 2003 presentation.

                             LUMALITE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                              Income              Shares             Per-Share
                                                           (Numerator)         (Denominator)           Amount
                                                        ------------------  -------------------  ------------------

                                                                 For the three months ended March 31, 2003
                                                        -----------------------------------------------------------
Basic Income (Loss) per Share
   Continuing operations                                $          (84,104)          18,339,362  $           (0.01)
   Discontinued operations                                          99,562           18,339,362               0.01
                                                        ------------------  -------------------  ------------------
Income (Loss) to common shareholders                    $           15,458           18,339,362  $                -
                                                        ==================  ===================  ==================

                                                                 For the three months ended March 31, 2002
                                                        -----------------------------------------------------------
Basic Income (Loss) per Share

   Continuing operations                                $          (22,509)          28,964,234  $                -
   Discontinued operations                                         (68,872)          28,964,234                   -
                                                        ------------------  -------------------  ------------------
Income (Loss) to common shareholders                    $          (91,381)          28,964,234  $                -
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for March 31, 2003 and 2002 and are thus not considered.

NOTE 4 - LEASES

         As of March 31, 2003, all activities of the Company have been conducted by corporate officers from either their homes, business offices or the professional offices of its legal counsel. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                             LUMALITE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 5 - DIVESTITURE OF LUMALITE, INC. AND DISCONTINUED OPERATIONS
------------------------------------------------------------------

         LumaLite Holdings, Inc. (formerly Consil Corp.) And LumaLite, Inc., a wholly owned subsidiary of LumaLite Holdings, Inc., concluded an Exchange Agreement on March 14th , 2003 which effectively returns LumaLite, Inc. to a non-public entity. This action was taken due to the fact that LumaLite Holdings, Inc. was unable to raise the capital necessary to properly fund LumaLite, Inc. and establish a liquid market for LumaLite Holdings, Inc.'s shareholders. As a result, LumaLite, Inc. has incurred substantial debt that in turn is having an adverse effect on the market for LumaLite Holdings, Inc. stock. 17,800,000 of shares of common stock are to be canceled as agreed upon in the Exchange Agreement.

         During February 2003, the Company divested itself of all of its subsidiaries resulting in a gain on disposal of discontinued operations of $212,364. Additionally, 3,449,744 shares that were issued in cancellation of debt in 2002, have been canceled. This resulted in $358,773 in debt being reinstated on the Company's balance sheet.

         The assets and liabilities of the abandoned subsidiaries consisted of the following:

                                                                       February 14,        December 31,
                                                                           2003                2002
                                                                     -----------------  ------------------
Assets
  Current assets                                                     $         605,497  $          757,463
  Net fixed assets                                                              10,851              85,451
  Other assets                                                                 308,662             223,940
                                                                     -----------------  ------------------

     Total Assets                                                              925,010           1,066,854

Liabilities:
   Current liabilities                                                       1,379,873           1,288,410
                                                                     -----------------  ------------------

         Net liabilities of discontinued operations                  $        (454,863) $         (221,556)
                                                                     =================  ==================


Item 2.  Management's Discussion and Analysis or Plan of Operation

         This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward- looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

         As used herein the term "Company" refers to LumaLite Holdings, Inc., a Nevada corporation and its predecessors, unless the context indicates otherwise.

Business of the Company and its Subsidiaries:

         Beginning in late 2001 and continuing through early 2003, the Company entered into a series of transactions that it believed would result in the Company resuming business operations, although in a significantly different industry than the traditional industries in which the Company had operated. Those transactions include the following:

o In December 2001, the Company entered into a merger agreement with LumaLite, Inc. ("LumaLite"). LumaLite is a California corporation that develops and manufactures dental products.

o In early January, 2002 the Company completed a private placement of shares with three accredited investors for $500,000.

o In March 2002, the Company's stockholders approved, and in April 2002 we effected, a number of corporate actions that management believes would enhance the Company's business operations following the merger with LumaLite. Those actions included changing the corporate name from "ConSil Corp." to "LumaLite Holdings, Inc.", effecting a 25 for 1 reverse split of outstanding shares of common stock, amending and restating the articles and bylaws and changing domicile from Idaho to Nevada.

o In connection with the merger of LumaLite, the Company converted a significant amount of debt into shares of common stock and one of the principal shareholders contributed its holdings to the Company's capital.

o        During  February 2003, the Company  divested  itself of LumaLite,  Inc.
         through an Exchange Agreement in which LumaLite agreed to cancel 17,800,000 shares of common stock.

o The Company has not determined which industry to pursue opportunities and will not do so until such time as those uncertainties presently facing the Company are resolved.

         Management believes these actions had a beneficial effect on the Company's financial position. Some of the transactions described below occurred, or are anticipated to occur, after March 31, 2003, the closing date of the period covered by this report. We have included descriptions of these matters in this report to provide a more balanced description of the Company's operations, business and prospects on a going-forward basis.

         All of the executive officers and directors of the Company have either resigned or been removed from office for failure to appear at meetings as of the date of this report, with the exception of Mr. Scott Hosking, who is now the sole executive officer and a director of the Company.

         The Company is in the process of attempting to identify and acquire favorable business opportunities. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. Other than previously mentioned the Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

         During the period covered by this report, the Company conducted only minimal business operations. The Company currently has no employees.

Results of Operations

         Plan of Operations - The Company historically engaged in mining or mining-related activities. The Company was initially formed to hold certain mining properties known as the Silver Summit Mine, but in 1995 the property was sold to Sunshine Precious Metals, Inc., which filed for Chapter 11 reorganization in 2000 and which has subsequently shut down its operations.

         Following the sale of the Silver Summit mine in 1995, the Company engaged in mineral exploration and acquisition activities, primarily in Mexico. Those efforts were unsuccessful.

         During 2002 the Company engaged in the business of developing, manufacturing and selling advanced medical devices for the dental industry that used the Company's proprietary technology. Following divestiture of its subsidiary and for the first quarter of 2003 the Company discontinued all active business operations. The Company is currently seeking a new business opportunity to merge or acquire.

         The Company may incur significant post-merger or acquisition registration costs in the event management wishes to register a portion of acquisition shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the merger including the costs of preparing Forms 8-K, agreements and related reports and documents.

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

         During February 2003, the Company divested itself of all of its subsidiaries resulting in a gain on disposal of discontinued operations of $212,364.

Capital Resources and Liquidity

         As currently structured the Company does not generate operations. The Company expects its current administrative expenses will be financed through various forms of financing such as the sale of additional equity and debt securities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10- QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

         (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of June, 2003.

LumaLite Holdings, Inc.

 /s/ Scott Hosking

Scott Hosking
President and Director

(Principal Executive Officer)
(Principal Financial and Accounting Officer)

I, Scott Hosking, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of LumaLite, Holdings, Inc.

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

Date: June 18, 2003

/s/ Scott Hosking

Scott Hosking
President and Director

(Principal Executive Officer)
(Principal Financial and Accounting Officer)

                                  Exhibit 99.1
                                CEO Certification

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LumaLite Holdings, Inc. on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: June 18, 2003

/s/ Scott Hosking
Scott Hosking, President
Principal Executive Officer

                                  Exhibit 99.2
                                CFO Certification

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LumaLite Holdings, Inc. on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: June 18, 2003

/s/ Scott Hosking
Scott Hosking, President
Principal Financial Officer