Form 10QSB
period 2003-06-30
LUMALITE HOLDINGS INC
filed 2003-07-30
CIK 23778

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2003

                        Commission File Number: 0-4846-3

                             LumaLite Holdings, Inc.
             (Exact name of registrant as specified in its charter)

             NEVADA                                              82-0288840
         ---------------                                     ------------------
(State or other jurisdiction of                                (IRS Employer
  incorporation or organization)                             Identification No.)

                    378 North Main, #124; Layton, Utah 84041
                    (Address of principal executive offices)

Registrant's telephone number including area code:               (801) 497.9075
                                                                 --------------



                  Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                                    Yes X No

and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

                                   21,714,490

              (Number of shares of common stock the registrant had
                        outstanding as of July 15, 2003)
                                          --------------

                                     PART 1

ITEM 1 - FINANCIAL STATEMENTS

         The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations and changes in its financial position from December 31, 2002 through June 30, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                             LUMALITE HOLDINGS, INC.
                                 BALANCE SHEETS

                                                                               (Unaudited)
                                                                                 June 30,          December 31,
                                                                                   2003                2002
                                                                            ------------------  ------------------

ASSETS                                                                      $                -  $                -
                                                                            ==================  ==================

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current Liabilities:

   Accounts Payable and Accrued Expenses                                    $          115,034  $            5,000
   Net liabilities of discontinued operations                                                -             221,556
                                                                            ------------------  ------------------

     Total Current Liabilities                                                         115,034             226,556

Notes Payable                                                                          358,773                   -
                                                                            ------------------  ------------------

     Total Liabilities                                                                 473,807             226,556
                                                                            ------------------  ------------------

Stockholders' Equity

   Preferred Stock, par value $.001 per share
      Authorized 10,000,000 shares,

      None issued at June 30, 2003 and December 31, 2002                                     -                   -

   Common Stock, par value $.001 per share,
       100,000,000 shares authorized, 9,714,490 shares
      issued at June 30, 2003 and 28,964,234 shares
      issued at December 31, 2002                                                        9,715              28,964
  Additional Paid-in Capital                                                            97,448             312,978
  Accumulated Deficit                                                                 (580,970)           (568,498)
                                                                            ------------------  ------------------

     Total Stockholders' Equity                                                       (473,807)           (226,556)
                                                                            ------------------  ------------------

     Total Liabilities and

       Stockholders' Equity                                                 $                -  $                -
                                                                            ==================  ==================





                 See accompanying notes to financial statements
                                        3

                             LUMALITE HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                                                   (Unaudited)                          (Unaudited)
                                               For the Three Months                  For the Six Months
                                                  Ended June 30,                         Ended June 30,
                                        -----------------------------------  --------------------------------------
                                               2003              2002               2003                2002
                                        ------------------ ----------------  ------------------  ------------------
Continuing operations:
Revenues                                $                - $              -  $                -  $                -

Costs and expenses

  General and administrative                        15,265              780              99,369              23,289
  Interest                                          12,665                -              12,665                   -
                                        ------------------ ----------------  ------------------  ------------------

     Net income (loss)

        from continuing operations                 (27,930)            (780)           (112,034)            (23,289)

Discontinued operations:
 Income (loss) from operations
    of discontinued operations                           -          115,757            (112,802)             73,288

  Gain (loss) on disposal
     of subsidiary (LumaLite, Inc.)                      -                -             212,364                   -
                                        ------------------ ----------------  ------------------  ------------------

  Net income (loss) from
     Discontinued operations                             -          115,757              99,562              73,288
                                        ------------------ ----------------  ------------------  ------------------

Net Income (Loss)                       $          (27,930)$        114,977  $          (12,472) $           49,999
                                        ================== ================  ==================  ==================

Basic & Diluted loss per share
  Income (loss) from

     continuing operations                               -                -                   -                   -
  Income (loss) from

     discontinued operations                             -                -                   -                   -
                                        ------------------ ----------------  ------------------  ------------------

                                        $                - $              -  $                -  $                -
                                        ================== ================  ==================  ==================










                 See accompanying notes to financial statements
                                        4

                             LUMALITE HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                      (Unaudited)
                                                               For the six months ended
                                                                        June 30,
                                                          -------------------------------------
                                                                2003                2002
                                                          -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net Income (Loss)                                      $         (12,472) $           49,999
   Change in net liabilities of discontinued
     operations                                                           -             (73,288)
   Loss from operations of discontinued
      operations                                                    112,802
   Gain on disposal of subsidiary                                  (212,364)
Adjustments necessary to reconcile net loss
 to net cash used in operating activities:
      Increase (decrease) in accounts payable                       110,034              22,496
                                                          -----------------  ------------------
  Net Cash Used in continuing operations                             (2,000)               (793)
                                                          -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by (used) investing activities                          -                   -
                                                          -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Issuance of common stock                                            2,000                   -
                                                          -----------------  ------------------
  Net Cash Provided by Financing Activities                           2,000                   -
                                                          -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                (793)
Cash and Cash Equivalents
  at Beginning of Period                                                  -                 793
                                                          -----------------  ------------------
Cash and Cash Equivalents

  at End of Period                                        $               -  $                -
                                                          =================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                $               -  $                -
  Franchise and income taxes                              $               -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
See footnote 6

                 See accompanying notes to financial statements
                                        5

                        Notes to the Financial Statements
                                  June 30, 2003

NOTE 1  - Interim Financial Statements

The financial statements for the six months ended June 30, 2003 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2003. The results of the six months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Liquidity and Capital Resources. The Company has no liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable. Historically, the Company has been successful in raising operational capital. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

         Results of Operation. The Company reported a net loss of $27,930 for the six months ended June 30, 2003, and net income of $49,999 for the six months ended June 30, 2002. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged. In May 2003, two million shares of common stock of the Company were issued for services rendered to the Company.

         Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity.

ITEM 3 - CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

                                     PART II

OTHER INFORMATION

Item 1.       Legal Proceedings.............................................None

Item 2.       Changes in Securities.........................................None

Item 3.       Defaults Upon Senior Securities...............................None

Item 4.       Submission of Matters to a Vote of Security Holders...........None

Item 5.       Other Information.................................................

              Subsequent to the end of the quarter, eleven million shares of common stock of the Company were issued at par value for expenses paid by a third party. One million shares of common stock of the Company were issued for services provided by the President of the Company in locating business investors. These services were valued at $2,000.

Item 6.       Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibit is filed with this report:

              31 and 32 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated July 28, 2003               Lumalite Holdings, Inc.

                                  By: /s/ Scott Hosking
                                      ------------------------------------------
                                  Scott Hosking