Form 10QSB/A
period 2003-03-31
LUMALITE HOLDINGS INC
filed 2003-08-11
CIK 23778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_______ to________

Commission file number 0-4846-3

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 (1) during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Approximately 7,714,491 shares as of July 1, 2003

PART I

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

Respectfully submitted

/s/ Robison, Hill & Co.
Certified Public Accountants
Salt Lake City, Utah
July 11, 2003

LUMALITE HOLDINGS, INC.
BALANCE SHEETS(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$ 89,104	$ 5,000
Net liabilities of discontinued operations	-	221,556
Total Current Liabilities	89,104	226,556
Notes Payable	358,773	-
Total Liabilities	447,877	226,556
Stockholders' Equity
Preferred Stock, par value $.001 per share Authorized 10,000,000 shares, None issued at March 31, 2003 and December 31, 2002	-	-
Common Stock, par value $.001 per share, 100,000,000 shares authorized, 7,714,490 shares issued at March 31, 2003 and 28,964,234 shares issued at December 31, 2002	7,715	28,964
Additional Paid-in Capital	97,448	312,978
Accumulated Deficit	(553,040)	(568,498)
Total Stockholders' Equity	(447,877)	(226,556)
Total Liabilities and Stockholders' Equity	$ -	$ -

See accompanying notes and accountants' report.

LUMALITE HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	(Unaudited) For the three months ended March 31,
	2003	2002
Continuing operations:
Revenues	$ -	$ -
Costs and expenses:
General and administrative	84,104	22,509
Interest	-	-
Net income (loss) from continuing operations	(84,104)	(22,509)
Discontinued operations:
Income (Loss) from operations of discontinued operations	(112,802)	(68,872)
Gain (Loss) on disposal of subsidiary (LumaLite, Inc.)	212,364	-
Net Income (loss) from discontinued operations	99,562	(68,872)
Net Income (Loss)	$ 15,458	$ (91,381)
Basic & Diluted loss per share
Income (Loss) from continuing operations	$ (0.01)	$ -
Income (Loss) from discontinued operations	0.01	-
Income (Loss) per Share	$ -	$ -

See accompanying notes and accountants' report.

LUMALITE HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	(Unaudited) For the three months ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ 15,458	$ (91,381)
Change in net liabilities of discontinued operations	-	68,872
Loss from operations of discontinued operations	112,802
Gain on disposal of subsidiary	(212,364)
Adjustments necessary to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	84,104	22,496
Net Cash Used in continuing operations	-	(13)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Cash Provided by Financing Activities	-	-
Net (Decrease) Increase in Cash and Cash Equivalents	-	(13)
Cash and Cash Equivalents at Beginning of Period	-	793
Cash and Cash Equivalents at End of Period	$ -	$ 780
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -
Franchise and income taxes	$ -	$ -
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

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Income           Shares                  Per-Share
                                                                                 (Numerator)   (Denominator)           Amount
                                                                                   For the three months ended March 31, 2003
Income (Loss) per Share
Continuing operations                                                     $ (84,104)      18,339,362        $ (0.01)

Discontinued operations                                                        99,562           18,339,362         0.01

Income (Loss) to common shareholders                             $ 15,458                 18,339,362      $ -

                                                                                        For the three months ended March 31, 2002

Basic Income (Loss) per Share
Continuing operations                                                        $ (22,509)                       28,964,234     $ -

Discontinued operations                                                       (68,872)                     28,964,234           -

Income (Loss) to common shareholders                              $ (91,381)                   28,964,234        $ -

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

The assets and liabilities of the abandoned subsidiaries consisted of the following:

                                                                                  February 14,          December 31,
                                                                                       2003                           2002

Assets

Current assets                                                          $ 605,497                       $ 757,463

Net fixed assets                                                             10,851                         85,451

Other assets                                                                308,662                        223,940

Total Assets                                                                925,010                     1,066,854

Liabilities:

Current liabilities                                                        1,379,873                   1,288,410

Net liabilities of discontinued operations                  $ (454,863)                  $ (221,556)

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

In March 2002, the Company's stockholders approved, and in April 2002 the Company effected, a number of corporate actions that management believes would enhance the Company's business operations following the merger with LumaLite. Those actions included changing the corporate name from ConSil Corp." to "LumaLite Holdings, Inc.", effecting a 25 for 1 reverse split of outstanding shares of common stock, amending and restating the articles and bylaws and changing domicile from Idaho to Nevada.

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

Management believes these actions had a beneficial effect on the Company's financial position. Some of the transactions described below occurred, or are anticipated to occur, after March 31, 2003, the closing date of the period covered by this report. The Company has included descriptions of these matters in this report to provide a more balanced description of the Company's operations, business and prospects on a going-forward basis.

All of the executive officers and directors of the Company have either resigned or been removed from office for failure to appear at meetings as of the date of this report, with the exception of Mr. Scott Hosking, who is now the sole executive officer and director of the Company.

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

During February 2003, the Company divested itself of all of its subsidiaries resulting in a gain on disposal of discontinued operations of $212,364. Additionally, 3,449,744 shares of common stock of the Company that were issued in connection with the cancellation of debt in 2002, have been cancelled. This resulted in $358,773 in debt being reinstated on the Company's balance sheet.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of July, 2003.

LumaLite Holdings, Inc.

/s/ Scott Hosking

Scott Hosking
President and Director
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

I, Scott Hosking, certify that:

1. I have reviewed this quarterly report on form 10-QSB/A of LumaLite, Holdings, Inc.

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

Date: July 18, 2003

s/ Scott Hosking

Scott Hosking
President and Director

(Principal Executive Officer)
(Principal Financial and Accounting Officer)

Exhibit 99.1

CEO Certification
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LumaLite Holdings, Inc. on Form10-QSB/A for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: July 18, 2003

/s/ Scott Hosking
Scott Hosking, President
Principal Executive Officer

Exhibit 99.2

CFO Certification
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LumaLite Holdings, Inc. on Form 10-QSB/A for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: July 18, 2003

/s/ Scott Hosking
Scott Hosking, President
Principal Financial Officer