Form 10QSB
period 2003-09-30
LUMALITE HOLDINGS INC
filed 2003-11-21
CIK 23778

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2003

Commission File Number: 0-4846-3

                                 LumaLite Holdings, Inc
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

Former Address, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

21,714,490
(Number of shares of common stock the registrant had
outstanding as of November 19, 2003)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of its operations and changes in its financial position from December 31, 2002 through September 30, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

LUMALITE HOLDINGS, INC.
BALANCE SHEETS
	(Unaudited)
	September 30,	December 31,
	2003	2002

ASSETS	$ -	$ -

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$ 91,996	$ 5,000
Interest Payable	23,634	-
Net liabilities of discontinued operations	-	221,556

Total Current Liabilities	115,630	226,556

Notes Payable	430,093	-

Total Liabilities	545,723	226,556

Stockholders' Equity
Preferred Stock, par value $.001 per share
Authorized 10,000,000 shares, None issued at
September 30, 2003 and December 31, 2002	-	-

Common Stock, par value $.001 per share,
100,000,000 shares authorized, 21,714,490 shares
issued at September 30, 2003 and 28,964,234 shares
issued at December 31, 2002	21,715	28,964
Additional Paid-in Capital	98,448	312,978
Accumulated Deficit	(665,886)	(568,498)

Total Stockholders' Equity	(545,723)	(226,556)

Total Liabilities and
Stockholders' Equity	$ -	$ -

LUMALITE HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Continuing operations:
Revenues	$ -	$ -	$ -	$ -

Costs and expenses
General and administrative	(1,053)	-	98,316	23,289
Interest	10,969	-	23,633	-

Net income (loss) from
Continuing operations	(9,916)	-	(121,949)	(23,289)

Discontinued operations:
Income (loss) from operations of discontinued operations
	-	(17,416)	(112,802)	55,872

Gain (loss) on disposal of subsidiary (LumaLite, Inc.)
	(75,000)	-	137,364	-

Net income (loss) from
Discontinued operations	(75,000)	(17,416)	24,562	55,872

Net Income (Loss)	$ (84,916)	$ (17,416)	$ (97,387)	$ 32,583

Basic & Diluted loss per share
Income (loss) from
continuing operations	$ -	$ -	$ -	$ -
Income (loss) from
discontinued operations	-	-	-	-

Income (Loss) per share	$ -	$ -	$ -	$ -

LUMALITE HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the nine months ended
	September 30,
	2003	2002
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)	$ (97,387)	$ 32,583
Change in net liabilities of discontinued
operations	-	(55,872)
Loss from operations of discontinued
operations	112,802	-
Gain on disposal of subsidiary	(137,364)	-
Adjustments necessary to reconcile net loss
to net cash used in operating activities:
Increase (decrease) in accounts payable	86,996	22,496
Increase (decrease) in accrued interest	19,953
Net Cash Used in continuing operations	(15,000)	(793)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by (used) investing activities	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of common stock	15,000	-
Net Cash Provided by Financing Activities	15,000	-

Net (Decrease) Increase in
Cash and Cash Equivalents	-	(793)
Cash and Cash Equivalents
at Beginning of Period	-	793
Cash and Cash Equivalents
at End of Period	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -
Franchise and income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
See footnote 6

Notes to the Financial Statements
September 30, 2003

NOTE 1 - Interim Financial Statements

Management has elected to omit all of the disclosures for the interim financial statements ended September 30, 2003, but has made all the necessary adjustments to present an accurate financial statements for the nine months presented.

The financial statements for the nine months ended September 30, 2003 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of September 30, 2003. The results of the nine months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

Results of Operation. The Company reported a net loss of $97,387 for the nine months ended September 30, 2003, and net income of $ for the nine months ended September 30, 2002. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

During July 2003, eleven million shares of common stock of the Company were issued at par value for a portion of expenses and obligations paid by a third party. The balance of those expenses have been settled in exchange for convertible notes, due on demand with an interest rate of 10% apr.

Also, one million shares of common stock of the Company were issued for services provided by the President of the Company in locating business investors. These services provided by the President were valued at $2,000.

Approximately $7,320 in accounts payable were settled in exchange for convertible notes and are reflected in that portion of the Company's financial statements.

Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. In seeking a business opportunity to merge with or acquire, management is reviewing various business plans. Management has not limited their review of plans or exploration of acquisitions to any particular industry or service sector. Though there appears to be a large number of companies seeking to merge with an existing public company, the management has not yet identified a business to complete such a transaction with and the Company has not entered into any binding agreements for an acquisition or merger. There is no guarantee that management will be successful in finding such an opportunity.

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings None

Item 2. Changes in Securities

LumaLite Holdings, Inc. and LumaLite, Inc., a wholly owned subsidiary of LumaLite Holdings, Inc. concluded an Exchange Agreement on March 14, 2003 which effectively returns LumaLite, Inc. to a non-public entity. As per the Exchange Agreement, 17,800,000 shares of common stock previously issued in connection with the merger was canceled in return for all of the shares of Lumalite, Inc. owned by the Company and the payment of $75,000.

As a result of the above divestiture, 3,449,744 shares of common stock that were issued in cancellation of debt in 2002, have been returned to treasury. This resulted in $358,773 in debt being reinstated on the Company's balance sheet.

During May 2003, two million shares of common stock were issued for services rendered. These services were valued at $2,000.

During July 2003, eleven million shares of common stock of the Company were issued at par value for a portion of expenses and obligations paid by a third party. The balance of those expenses have been settled in exchange for a convertible note, due on demand with an interest rate of 10%. Also, one million shares of common stock of the Company were issued for services provided by the President of the Company in locating business investors. These services provided by the President were valued at $2,000.

These issuances were exempt from registration as a private issuer transaction pursuant to Section 4(2) of the Securities Act of 1933.

As a result of the recission of Lumalite, Inc. and new issuances of common stock the Company's outstanding shares of common stock was reduced from 28,964,234 at the beginning of 2003 to 21,714,490 as of the date of this quarterly filing.

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information

Subsequent to year end, the Board is seeking authority to effectuate a 200 to 1 reverse split and to change the name of the company to a name to be selected at a later date.

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

Dated November 19, 2003 LUMALITE HOLDINGS, INC.

/s/_____________________________________
  Scott Hosking
President and Director

Exhibit 31SECTION 302 CERTIFICATION

I, Scott Hosking, as sole officer and director, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Lumalite Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 12a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures or caused such controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluations; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls over financial reporting; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and

Date: November 19, 2003 /s/
Scott Hosking
Chief Executive Officer And Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Lumalite Holdings, Inc., on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Scott Hosking, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 19, 2003 /s/_________________________________
Scott Hosking, Chief Executive Officer
and Principal Accounting Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.