Form 10KSB
period 2003-12-31
MEMS USA INC
filed 2004-03-29
CIK 23778

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2003
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from To

Commission file number 0-4846-3

MEMS USA, Inc.
(formerly LumaLite Holdings, Inc.)
(Name of small business issuer in its charter)

                             Nevada                                                                                   82-0288840
                      State or other jurisdiction of                                                      (I.R.S. Employer
                      incorporation or organization)                                                     Identification No.)

                                                      378 North Main, #124, Layton, Utah 84041
                                                 (Address of principal executive offices) (Zip code)

(Former address)

Issuer's telephone number (801) 497-9075

Securities registered under Section 12(b) of the Act: NONE
Securities registered under Section 12(g) of the Act:

Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $ -0-

As of February 10, 2004, there were 13,385,779 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $7,956,580 computed at the average bid and asked price as of February 10, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE

Transitional Small Business Disclosure Format (check one): Yes ; NO X

PART I

ITEM 1. DESCRIPTION OF BUSINESS

MEMS USA, Inc. (formerly LumaLite Holdings, Inc.), ("the Company") was originally formed to hold certain mineral properties in Idaho. In 1995, the Company's stockholders approved the sale of the mining properties for a cash payment plus a variable production royalty tied to the price of silver. In 2000, the purchaser filed for bankruptcy under Chapter 11 of the U.S. code and shut down operations.

In December 2001, the Company entered into a merger agreement with LumaLite, Inc. ("LumaLite"), a California corporation that develops and manufactures dental products. In March 2002, the Company's stockholders approved, and in April 2002 effected, a corporate name change from "Consil Corp" to "LumaLite Holdings, Inc.," a 25 to 1 reverse split of the outstanding shares of common stock, restated the bylaws, and changed domicile from Idaho to Nevada.

The following year the Company concluded an Exchange Agreement on March 14, 2003 which divested the Company of its subsidiary LumaLite. As per the Exchange Agreement, 17,800,000 shares of common stock previously issued in connection with the merger was canceled in return for all of the shares of LumaLite owned by the Company and the payment of $75,000.

As a result of the above divestiture, 3,449,744 shares of common stock that were issued in cancellation of debt in 2002, have been returned to treasury. This resulted in $358, 773 in debt being restated on the Company's balance sheet.

In November 2003, the Company completed a restructuring of its capital through a 1:200 reverse split of its common stock.

Prior to December 2003, the Company was in the process of looking for business opportunities to acquire or merge with. In seeking a business opportunity to merge with or acquire, management reviewed various business plans.

In December 2, 2003, the Company signed a letter of intent to acquire all of the equity of MEMS USA, Inc., ("MEMS") which is a privately-held California corporation. Subsequent to the year end, the Company entered into a reorganization agreement with MEMS in which MEMS became a wholly-owned subsidiary of the Company and finalized a complete change of management.

During the fourth quarter, in anticipation of this closing the shareholders successfully restructured approximately $360,000 in debt which was converted to approximately 3,230,000 shares of the Company's common stock.

Subsequent to year end, the Company's name was changed to MEMS USA, Inc. and as a result of all the foregoing changes, the Company's symbol was changed to "MEMS."

Subsequent to the year end, the shareholders of MEMS were issued 10,000,000 shares of common stock and have become the controlling shareholders of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

At December 31, 2003, the Company operated form the office of its legal counsel and paid no rent or expenses.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, the Company is not a party to any material pending legal proceeding and is not aware of any threatened legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

During November 2003, the shareholders consented to a change in the name of the Company, which was determined, subsequent to year end, to be MEMS USA, Inc., as well as, a reverse stock split of 200 to 1 of the Company's common stock. The fractional shares were rounded up to the nearest full share, no certificate below 100 shares was reversed and no certificate greater then 100 shares was reversed below 100 shares.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded on the National Quotation Bureau Pink Sheets under the symbol "MEMS." The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

In connection with the Company's name change and merger with MEMS, the Company changed its trading symbol to MEMS.OB. There has been no solicitation of the sale or purchase of the Common Stock. The price for the common stock has approximately ranged in price as follows:

	High	Low

Quarter ended March 31, 2003	$ 0.11	$ 0.02
Quarter ended June 30, 2003	$ 0.03	$ 0.01
Quarter ended September 30, 2003	$ 0.03	$ 0.01
Quarter ended December 31, 2003	$ 1.75	$ 0.01

Quarter ended March 31, 2002	$ 0.25	$ 0.06
Quarter ended June 30, 2002	$ 2.25	$ 0.04
Quarter ended September 30, 2002	$ 0.19	$ 0.08
Quarter ended December 31,2002	$ 0.11	$ 0.05

DIVIDENDS

During the preceding two fiscal years the Company has not paid any dividends on it common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, and the financial condition and other relevant factors.

As of February 10, 2004, there were 13,385,779 shares of common stock outstanding held by approximately 3,196 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

During July 2003, 11,000,000 shares of common stock of the Company were issued at par value for a portion of expenses and obligations paid by a third party. The balance of those expenses have been settled in exchange for convertible notes, due on demand with an annual interest rate of 10%.

Also in July 2003, 1,000,000 shares of common stock of the Company were issued for services provided by the President, which services were valued at $2,000.

In November 19, 2003, through a majority consent of its shareholders, the Company completed a restructuring of its capital through a reverse split of 1:200 of its common stock with no certificate greater than 100 shares being reversed below 100 share, and no certificate less than 100 shares being subject to the reverse.

During December 2003, 10,000,000 shares of common stock were issued to a shareholder for assumption of $10,000 in debt. Subsequent to December 31, 2003 these shares were canceled. Also, 3,230,000 shares of common stock were issued to shareholders for conversion of $358,530 in debt.

As a result of the recission of Lumalite, a reverse split and new issuances of common stock the Company's outstanding shares of common stock was reduced from 28,964,234 at the beginning of 2003 to 12,342,036 at December 31, 2003.

No underwriter was involved in any of the above issuances of securities. All of the above securities were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act (including, in certain instances Regulation promulgated there under) on the basis that they were issued under circumstances not involving a public offering. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations

The following discussion should be read in conjunction with the Company's audited financial statements.

The Company may obtain funds in one or more private placements to finance the operation of its newly acquired business.

Results of Operations

The Company reported a net loss of approximately ($38,000) and ($432,165) for the years ended December 31, 2003 and 2002, respectively, which was due to general and administrative expenses incurred by the Company. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

In connection with the 2002 merger of LumaLite, Inc., the Company converted a significant amount of debt into shares of common stock and one of the principal shareholders contributed its holdings to the Company's capital.

During February 2003, the Company divested itself of LumaLite Inc., through an Exchange Agreement in which LumaLite, Inc.'s shareholders agreed to cancel 17,800,000 shares of common stock and reinstated approximately $360,000 in debt to the Company's balance sheet.

During the period covered by this report, the Company conducted only minimal business operations. The Company currently has no employees.

During July 2003, 11,000,000 shares of common stock of the Company were issued at par value for a portion of expenses and obligations paid by a third party. The balance of those expenses have been settled in exchange for convertible notes, due on demand with an annual interest rate of 10%.

Also, 1,000,000 shares of common stock of the Company were issued for services provided by the President, which services were valued at $2,000.

During the third fiscal quarter, approximately $7,320 in accounts payable were settled in exchange for convertible notes and are reflected in that portion of the Company's financial statements.

On December 5, 2003, 10,000,000 shares of common stock were issued to a shareholder of the Company for the assumption of $10,000 in debt.

LIQUIDITY AND FINANCIAL RESOURCES

The Company will need to raise additional capital through private funding to meet the financial needs of its newly acquired business, of being a reporting company and to meet the obligations of the current accounts payable. Historically, the Company has been successful in raising operational capital. There is no guarantee that the Company will be successful in obtaining necessary funding to develop its new operation.

To the extent the Company acquires the amounts necessary to fund its ongoing business plan through the issuance of equity securities, the Company's shareholders may experience dilution in the value per share of their equity securities. The acquisition of funding through the issuance of debt could result in a substantial portion of the Company's cash flow from operations being dedicated to the payment of principal and interest on that indebtedness, and could render the Company more vulnerable to competitive pressures and economic downturns.

NEED FOR ADDITIONAL FINANCING

The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for the coming year. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

ITEM 7. FINANCIAL STATEMENTS

(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report.

Independent Auditors' Report

Balance Sheets as of December 31, 2003 and December 31, 2002.

Statements of Operations for the years ended December 31, 2003 and December 31, 2002.

Statement of Stockholders' Equity for the period from January 1, 2002 to December 31, 2003.

Statement of Cash Flows for the years ended December 31, 2003 and December 31, 2002.

Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

INDEPENDENT ACCOUNTANTS' REPORT

MEMS USA, Inc.
(formerly LumaLite Holdings, Inc.)

We have audited the accompanying consolidated balance sheets of MEMS USA, Inc. (formerly LumaLite Holdings, Inc.) as of December 31, 2003 and 2002, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the December 31, 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of MEMS USA, Inc. (formerly LumaLite Holdings, Inc.) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements for the years ended December 31, 2003 and 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully Submitted,

Certified Public Accountants
Salt Lake City, Utah
March 22, 2004

MEMS USA, INC.
(formerly LumaLite Holdings, Inc.)
BALANCE SHEETS

	December 31,
	2003	2002
ASSETS	$ -	$ -

LIABILITIES
Current Liabilities:
Accounts Payable	$ 12,106	$ 5,000
Accrued Expenses	-	-
Net Liabilities of Discontinued Operations	-	221,556

Total Current Liabilities	12,106	226,556

STOCKHOLDERS EQUITY (DEFICIT)
Preferred Stock, par value $.001 per share
Authorized 10,000,000 shares,
None issued at December 31, 2003 and 2002	-	-

Common Stock, par value $.001 per share,
100,000,000 shares authorized,
Issued 13,342,036 shares at December 31, 2003
and 144,821 shares at December 31, 2002	13,342	145
Additional Paid-in Capital	581,060	341,797
Retained Earnings (Deficit)	(606,508)	(568,498)

Total Stockholders' Equity (Deficit)	(12,106)	(226,556)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ -	$ -

See accompanying notes and accountants' report.

MEMS USA, INC.
(formerly LumaLite Holdings, Inc.)
STATEMENTS OF OPERATIONS

	For The Year
	Ended
	December 31,
	2003	2002
Continuing Operations:
Revenues	$ -	$ -

Costs and Expenses
General & Administrative	36,809	23,289
Sales & Marketing	2,127	-
Total Operating Expenses	38,936	23,289

Net Income (Loss) from Continuing Operations	(38,936)	(23,289)

Other Income (Expense)
Interest Income	-	-
Interest Expense	(23,636)	-
Net Other Income (Expense)	(23,636)	-

Discontinued Operations:
Income (Loss) from Discontinued Operations	(112,802)	(408,876)
Gain (Loss) on Disposal of Subsidiary (LumaLite, Inc.)	137,364	-

Net Income (Loss) from Discontinued Operations	24,562	(408,876)

Net Income (Loss)	$ (38,010)	$ (432,165)

Basic & Diluted loss per share
Income (loss) from continuing operations	$ -	$ -

Income (loss) from discontinued operations	-	-

Income (Loss) per share	$ (0.03)	$ (2.99)

Weighted Average Shares Outstanding	1,214,545	144,821

See accompanying notes and accountants' report.

MEMS USA, INC.
(formerly LumaLite Holdings, Inc.)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

			Additional	Retained
	Common Stock		Paid-in	Earnings /
	Shares	Value	Capital	(Deficit)
Balance at December 31, 2001	89,000	89	286,612	(136,333)

Common stock issued for cash
during January, 2002	2,500	2	499,998	-
Common stock issued in connection
with reverse merger with
LumaLite, Inc. April, 2002	1,941	2	(1,210,738)	-
Common stock cancelled and returned
to company during April, 2002	(1,484)	(1)	1	-
Common stock issued in exchange
for debt during April, 2002	50,594	51	727,341	-
Common stock issued in exchange
for services during December, 2002	2,270	2	38,583
Net income (loss)				(432,165)

Balance at December 31, 2002	144,821	145	341,797	$ (568,498)

Cancellation of shares in connection
with agreement during March, 2003	(89,000)	(89)	-	-
Cancellation of shares issued in
connection with LumaLite merger	(13,785)	(14)	(236,676)	-
Common stock issued in exchange
for services during May, 2003	10,000	10	1,990	-
Common stock issued in exchange
for services during July, 2003	55,000	55	10,945	-
Common stock issued in exchange
for services during July, 2003	5,000	5	1,995	-
Common stock issued in exchange
for debt during December, 2003	10,000,000	10,000	105,709	-
Common stock issued for
conversion of debt, December, 2003	3,230,000	3,230	355,300	-
Net Income	-	-	-	(38,010)

Balance at December 31, 2003	13,342,036	$ 13,342	$ 581,060	(606,508)

See accompanying notes and accountants' report.

MEMS USA, INC..
(formerly LumaLite Holdings, Inc.)
STATEMENTS OF CASH FLOWS

	For The
	Year Ended
	December 31,
	2003	2002
Cash Flows From Operating Activities
Net income (loss)	$ (38,010)	$ (432,165)
Change in net liabilities of discontinued operations	-	408,876
Loss from discontinued operations	112,802	-
Gain on disposal of subsidiary	(137,364)	-

Adjustments to reconcile net loss to net cash provided by
Increase (Decrease) in Accounts Payable	7,106	22,496
Increase (Decrease) in Accrued Expenses	-	-
Net Cash Provided by (Used in) Operating Activities	(55,466)	(793)

Cash Flows From Investing Activities
Net Cash Used by Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from Sale of Common Stock	55,466	-
Net Cash Provided by (Used in) Financing Activities	55,466	-

Increase (Decrease) in Cash	-	(793)
Cash at Beginning of Period	-	793
Cash at End of Period	$ -	$ -

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$ -	$ -
Income taxes paid during the period	$ -	$ -

Supplemental Disclosure of Non-cash Investing and Financing Activities:
See Note 5

See accompanying notes and accountants' report.

MEMS USA, INC.
(formerly LumaLite Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for MEMS USA, Inc. (formerly LumaLite Holdings, Inc.)( the "Company") is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

MEMS USA, Inc. (formerly LumaLite Holdings, Inc.), ("the Company") was originally formed to hold certain mineral properties in Idaho. In 1995, the Company's stockholders approved the sale of the mining properties for a cash payment plus a variable production royalty tied to the price of silver. In 2000, the purchaser filed for bankruptcy under Chapter 11 of the U.S. code and shut down operations.

In December 2001, the Company entered into a merger agreement with LumaLite, Inc. ("LumaLite"), a California corporation that develops and manufactures dental products. In March 2002, the Company's stockholders approved, and in April 2002 effected, a corporate name change from "Consil Corp" to "LumaLite Holdings, Inc.," a 25 to 1 reverse split of the outstanding shares of common stock, restated the bylaws, and changed domicile from Idaho to Nevada.

The following year the Company concluded an Exchange Agreement on March 14, 2003 which divested the Company of its subsidiary LumaLite Inc. As per the Exchange Agreement, 17,800,000 shares of common stock previously issued in connection with the merger was canceled in return for all of the shares of LumaLite Inc. owned by the Company and the payment of $75,000.

Prior to December 2003, the Company was in the process of looking for business opportunities to acquire or merge with. In seeking a business opportunity to merge with or acquire, management reviewed various business plans.

in December 2, 2003, the Company signed a letter of intent to acquire all of the equity of MEMS USA, Inc.,("MEMS") which is a privately-held California corporation. Subsequent to the year end, the Company entered into a reorganization agreement with MEMS in which MEMS became a wholly-owned subsidiary of the Company and finalized a complete change of management.

Subsequent to year end, the Company's name was changed to MEMS USA, Inc. and as a result of all the foregoing changes, the Company's common stock is traded on the National Quotation Bureau (NQB)Pink Sheets under the symbol "MEMS."

MEMS USA, Inc.
(formerly LumaLite Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

Prior to December 2003, the Company was in the process of looking for business opportunities to acquire or merge with. In seeking a business opportunity to merge with or acquire, management reviewed various business plans. On January 29, 2004, the Company entered into a Merger Agreement and Plan of Reorganization with MEMS USA, Inc., which is a privately-held California corporation.

MEMS USA, Inc. is a California based professional scientific and technical services corporation. MEMS USA, Inc. designs and builds electronic controls for industrial systems. The Company specializes in the design and fabrication of customized instrumentation products to measure pressure, temperature and flow.

The Company's product line includes self-contained precise hydrocarbon blending systems, Industrial Filtration Systems (IFS), Ultrasonic sensors, chemical sensors, advanced strain gauge sensors, alcohol purification systems and piezoelectric actuators and motors.

Pervasiveness of Estimates

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and statement of operations for the year then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collectibility of accounts receivable, amounts due to services providers, depreciation, and litigation contingencies, among others.

Cash Equivalents

For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months of less to be cash equivalents to the extent the funds are not being held for investment purposes.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

MEMS USA, Inc.
(formerly LumaLite Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Net Income (Loss) Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. The effect of outstanding common stock equivalents would be anti-dilutive for 2003 and 2002 and are thus not considered.

Reclassifications

Certain reclassifications have been made in the 2002 financial statements to conform with the 2003 presentation.

NOTE 2 - INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

As of December 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $606,500 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - REVERSE MERGER

In December 2001, the Company entered into an agreement with Lumalite, Inc. ("Lumalite"). Pursuant to which a newly formed wholly owned Company subsidiary merged with and into Lumalite (the "Merger"). In connection with the Merger, in early January 2002, the Company completed a private placement of 12,500,000 shares of common stock with three accredited investors for an aggregate purchase price of $500,000. Following the reverse split, as described below, the three accredited investors held 500,000 shares of common stock of the Company. The stock was sold in reliance on the exemption from registration provided under ss. 4(2) of the Securities Act of 1933, as amended. The proceeds from the private placement were placed in escrow and were used primarily to pay costs and expenses associated with the Merger.

As contemplated by the Merger, in March 2002, the stockholders of the Company approved a 25 for 1 reverse split of its outstanding shares of common stock, amended and restated the

MEMS USA, Inc.
(formerly LumaLite Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(Continued)

NOTE 3 - REVERSE MERGER (Continued)

Company's articles and bylaws and moved the state of incorporation from Idaho to Nevada. The Company also changed its name to LumaLite Holdings, Inc. and, through a series of transactions, amended and restated its articles of incorporation and its bylaws. On April 16, 2002 the Company completed the Merger.

In the Merger, all of Lumalite's issued and outstanding shares of common stock were canceled and converted into a right to receive 17,800,000 post reverse split common shares of the Company (approximately 62.46% of the outstanding common stock of the Company following the reverse split of the common shares of the Company).

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

The following year the Company concluded an Exchange Agreement on March 14, 2003 which divested the Company of its subsidiary LumaLite. As per the Exchange Agreement, 17,800,000 shares of common stock previously issued in connection with the merger was canceled in return for all of the shares of LumaLite owned by the Company and the payment of $75,000.

As a result of the above divestiture, 3,449,744 shares of common stock that were issued in cancellation of debt in 2002, have been returned to treasury. This resulted in $358, 773 in debt being restated on the Company's balance sheet.

On December 2, 2003, the Company signed a letter of intent to acquire all of the equity of MEMS USA, Inc., ("MEMS") which is a privately-held California corporation. Subsequent to the year end, the Company entered into a reorganization agreement with MEMS in which MEMS became a wholly-owned subsidiary of the Company and finalized a complete change of management.

NOTE 4 - DIVESTITURE OF LUMALITE, INC.

The Company and LumaLite concluded an Exchange Agreement on March 14, 2003 which effectively returns LumaLite to a non-public entity. This action was taken due to the fact that the Company was unable to raise the capital necessary to properly fund LumaLite and establish a liquid market for the Company's stock.

NOTE 5 - COMMON STOCK

During July 2003, 11,000,000 shares of common stock of the Company were issued at par value for a portion of expenses and obligations paid by a third party. The balance of those expenses

MEMS USA, Inc.
(formerly LumaLite Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(Continued)

NOTE 5 - COMMON STOCK(Continued)

have been settled in exchange for convertible notes, due on demand with an annual interest rate of 10%.

Also, 1,000,000 shares of common stock of the Company were issued for services provided by the President, which services were valued at $2,000.

On November 19, 2003, through a majority consent of its shareholders, the Company completed a restructuring of its capital through a reverse split of 1:200 of its common stock with no certificate greater than 100 shares being reversed below 100 share, and no certificate less than 100 shares being subject to the reverse.

During December 2003, 10,000,000 shares of common stock were issued to a shareholder for assumption of $10,000 in debt. Subsequent to December 31, 2003 these shares were canceled.

Also in December 2003, 3,230,000 shares of common stock were issued to shareholders for assumption of $358,530 in debt.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern.

NOTE 7 - SUBSEQUENT EVENTS

On January 29, 2004, the Company entered into a Merger Agreement and Plan of Reorganization with MEMS USA, Inc. ("MEMS"), which is a privately-held California corporation. The Company acquired 100 percent of the common stock of MEMS, in exchange for 10,000,000 newly issued shares of the Company's common stock. This transaction closed on February 18, 2004.

As a result of this transaction, all of the prior officers and directors of the Company resigned and have been replaced by Mr. Lawrence, as Chief Executive Officer, Chairman of the Board, President and Chief Financial Officer, and by Mr. Daniel Moscaritolo as the Chief Operating Officer and Chief Technology Officer. Mr. Charles L. Christensen was appointed President of the Applied Technologies division. The new Board of directors consists of Mr. Lawrence Weisdorn, Dr. James

MEMS USA, Inc.
(formerly LumaLite Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

(Continued)

NOTE 7 - SUBSEQUENT EVENTS

Latty, Mr. James Moscaritolo and Mr. Charles L. Christensen.

NEMS is a California based professional scientific and technical services corporation. MEMS designs and builds electronic controls for industrial systems. The Company specializes in the design and fabrication of customized instrumentation products to measure pressure, temperature and flow.

The Company's product line includes self-contained precise hydrocarbon blending systems, Industrial Filtration Systems (IFS), Ultrasonic sensors, chemical sensors, advanced strain gauge sensors, alcohol purification systems and piezoelectric actuators and motors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c) as of December 31, 2003, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART III

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
THE EXCHANGE ACT

Executive Officers and Directors

All directors of the Company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. As at the date of this annual report, the officers and directors, their ages, positions held and duration of positions held are as follows. There are no family relationships between or among any of the directors:

			Date Position
Director's Name	Age	Office	First Held
Scott Hosking (1)	53	President and Director	next annual meeting

(1) Subsequent to year end, Mr. Hosking appointed Lawrence Wisedorn as Director and President.

SCOTT R. HOSKING: Mr. Hosking attended the University of Utah from 1979 to 1981. He left college for a career in his family's aviation business. After three years with the family company, Mr. Hosking made the decision to leave and pursue aviation consulting opportunities. From 1985 to 1994, Mr. Hosking operated a private business in Mexico. In 1994, Mr. Hosking returned to the United States. Upon returning to the United States, he worked as a management and marketing consultant to United States and Mexico companies. In 1998, Mr. Hosking developed the business model of iBonZai and incorporated iBonZai.com, Inc. in 1999.

Audit Committee Financial Expert

The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee members who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts, " and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

ITEM 10. EXECUTIVE COMPENSATION

None of the executive officer's annual salary and bonus exceeded $60,000 during any of the Company's last two fiscal years.

There are currently no agreements with members of management as to employment or compensation.

There is currently no compensation paid to non-employment directors.

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS
AND MANAGEMENT

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 13,342,036 shares of issued and outstanding Common Stock of the Company as of December 31, 2003 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address
of Beneficial Owners /	Nature of	Shares
Directors	Ownership	Owned	Percent

BSI, Inc.	Common Stock	10,055,000	75%
4766 South Holladay Blvd.
Holladay, Utah 84117

Scott Hosking	Common Stock	5,000	0%
378 North Main, #124
Layton, Utah 84061

Officers and Directors	Common Stock	5,000	0%
As a Group (one)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

The Company and LumaLite concluded an Exchange Agreement on March 2003 which divested the Company of LumaLite ownership. This action was taken due to the fact that the Company was unable to raise the capital necessary to properly fund LumaLite and establish a liquid market for the Company's stock. As a result, LumaLite incurred substantial debt that in turn had an adverse effect on the market for the Company's stock. Pursuant to the Exchange Agreement, 17,800,000 shares of common stock previously issued in connection with the merger was canceled in return for all of the shares of LumaLite owned by the Company and the payment of $75,000.

In the opinion of the disinterested members of the Company's board of directors, the above transactions were fair and were made upon terms that were no less favorable to the Company than would have been obtained if negotiated with unaffiliated third parties.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are included as part of this report:

Exhibit

Number Title of Document

31 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed.

1. Item 1, Change in Control of Registrant, Item 5 Other Events, Item 7 Financial Statements, was filed December 4, 2003.

2. Subsequent to year end, an 8-K was filed January 29, 2004 for a Item 1 Change in Control of Registrant.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Robison, Hill & Company for professional services rendered for the years ended December 31, 2003 and 2002:

Service	2003	2002
Audit Fees	$ 7,000	$ 4,500
Audit-Related Fees	-	-
Tax Fees	410	500
All Other Fees	-	-
Total	$ 7,410	$ 5,000

Audit Fees

Consists of fees billed for professional services rendered for the audits of the Company's financial statements, reviews of it's interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

Tax Fees

Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee, is to pre-approve all audit and non-audit services provided ny the independent auditors. These services may include audit services, audit related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

MEMS USA, INC.

Dated: March 23, 2004
By /S/ Scott Hosking
Scott Hosking
President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 23rd day of March 2004.

Signatures & Title

/S/ Scott Hosking
Scott Hosking
President, Director
(Principal Executive Officer)

Exhibit 31

Section 302 Certifications

I, Scott Hosking, certify that:

1. I have reviewed this annual report on form 10-KSB of MEMS USA, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-15(e) and 15d-15(e) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 23, 2004

/S/ Scott Hosking
Scott Hosking
President, Director
(Principal Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MEMS USA, Inc. on Form 10-KSB for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott Hosking, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

March 23, 2004 /S/ Scott Hosking
Scott Hosking
(President, Director (Principal Executive Officer)

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.