Form 10QSB
period 2004-03-31
MEMS USA INC
filed 2004-05-24
CIK 23778

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:      March 31, 2004
Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the transmission period from _________ to __________


 ------------------------------------------------------------------------------

                         Commission file number 0-4846-3

 ------------------------------------------------------------------------------

                                 MEMS USA, INC.
                       (Formerly Lumalite Holdings, Inc.)
               (Exact name of registrant as specified in charter)


Nevada                                                         82-0288840
--------------------------------------------------------------------------------
State or other jurisdiction                              IRS employer ID number
     of Incorporation

                        5701 Lindero Canyon Road., #2-100
                           Westlake Village, CA 91362
                    (Address of Principal Executive Offices)

Registrants telephone number         (818)-735-4750

State the number of shares outstanding of each of the issuers classes of common
equity as of the last practicable date (May 24, 2004)       13,385,779 shares
                                                            ----------

--------------------------------------------------------------------------------

Part I - FINANCIAL INFORMATION


                                 MEMS USA, INC.
                                 --------------
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   March 31,
                                                                     2004
                                                                ---------------
                ASSETS

   CURRENT ASSETS:

     Cash and cash equivalents                                  $     101,648
     Contracts in progress, net of reserves                            56,667

                                                                  ------------
                Total current assets                                  158,315


   PROPERTY AND EQUIPMENT, NET                                        154,977
   DEPOSITS                                                           190,140
                                                                  ------------

                   Total assets                                 $     503,432
                                                                  ============


                LIABILITIES AND STOCKHOLDERS' DEFICIT

   CURRENT LIABILITIES:

     Accounts payable and accrued expenses                      $     237,649
     Deferred revenue                                                  38,333
     Liability to be satisfied though the issuance of shares          989,500
                                                                  ------------

                Total current liabilities                           1,265,482
                                                                  ------------

   STOCKHOLDERS' DEFICIT:

     Convertible  preferred stock,  Series A $.001
       par value,                                                          --
     1,200,000 shares authorized, none issued 6r outstanding

     Common stock, par value $.001 per share,
       100,000,000                                                     13,386
     authorized, 13,385,779 shares issued and outstanding

     Additional paid in capital                                     1,419,424
     Accumulated deficit during development stage                  (2,194,860)
                                                                  ------------

                Total stockholders' deficit                          (762,050)
                                                                  ------------

                                                                $     503,432
                                                                  ============

   The accompanying notes form an integral part of these financial statements

                                 MEMS USA, INC.
                                 --------------
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Six-Months Ended          Three-Months Ended      From November 17,
                                                                  March 31,                 March 31,          2000 (inception) to
                                                             2004          2003         2004          2003       March 31, 2004
                                                          -----------   -----------   ----------   -----------   ---------------

       REVENUES:                                                  --            --           --            --                --

       COSTS:

         Contract costs                                  $   313,309    $   11,973    $ 209,193    $   11,973    $      331,366
         General and administrative expenses                 679,986       275,146      325,813        53,828         1,513,134
         Expenses related to merger                          350,360            --           --            --           350,360
                                                         ------------   -----------   ----------   -----------   ---------------

                Net (loss)

                  from continuing operations              (1,343,655)     (287,119)    (535,006)      (65,801)       (2,194,860)
                                                         ------------   -----------   ----------   -----------   ---------------


                        Net income (loss)                $(1,343,655)   $ (287,119)   $(535,006)   $  (65,801)   $   (2,194,860)
                                                         ============   ===========   ==========   ===========   ===============

       NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED

                                                         $     (0.12)   $    (0.04)   $   (0.04)        (0.01)
                                                         =======================================   ============

       WEIGHTED AVERAGE NUMBER OF COMMON

           SHARES OUTSTANDING, BASIC AND DILUTED:         11,177,326     8,131,821    12,281,553    8,071,860
                                                         ============   ===========   ==========   ===========


   The accompanying notes form an integral part of these financial statements

                                 MEMS USA, INC.
                                 --------------
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six-Months Ended         From November 17,
                                                                          March 31,           2000 (inception) to
                                                                   2004            2003         March 31, 2004
                                                                 ----------      ---------     ----------------

Cash flows provided by (used for) operating activities:
   Net Loss                                                    $(1,343,655)     $(287,119)      $ (2,194,860)
                                                                -----------      ---------       ------------

 Adjustments to reconcile net loss to net cash
   provided by (used for)  operating
   activities:
    Depreciation                                                    12,380          3,475             30,538
    Common stock issued for services                               433,360             --            620,960

 (Increase) decrease in assets:
     Contracts in progress                                          13,333             --            (56,667)
     Deposits                                                     (141,000)            --           (190,140)

 Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                         (310,672)       191,117            237,649
    Deferred revenue                                                10,000             --             38,333
                                                                -----------      ---------       ------------

          Total adjustments                                         17,401        194,592            680,673
                                                                -----------      ---------       ------------

          Net cash used for operating activities                 (1,326,254)      (92,527)        (1,514,187)
                                                                -----------      ---------       ------------

Cash flows from investing activities:
 Purchase of fixed assets                                           (5,177)        (5,177)          (185,515)
                                                                -----------      ---------       ------------

          Net cash used for investing activities:                   (5,177)        (5,177)          (185,515)
                                                                -----------      ---------       ------------

Cash flows from financing activities:
 Decrease in subscriptions receivable                               50,300             --                  -
 Common stock issued for cash                                    1,369,787         98,000          1,801,350
                                                                -----------      ---------       ------------

          Net cash flows provided by financing activities:       1,420,087         98,000          1,801,350
                                                                -----------      ---------       ------------

Net Increase  in cash and cash
 equivalents during the period                                      88,656            296            101,648

Cash and cash equivalents, beginning of period                      12,992         43,147                 --
                                                                -----------      ---------       ------------

Cash and cash equivalents, end of period                       $   101,648      $  43,443       $    101,648
                                                                ===========      =========       ============

Supplemental disclosure of cash flow information:

 Income taxes paid                                             $        --      $      --        $        --
                                                                ===========      =========       ============
 Interest paid                                                 $        --      $      --        $        --
                                                                ===========      =========       ============

Supplemtental disclosure of non-cash financing activities:

 Common stock issued for services                              $   433,360                      $    620,960
                                                                ===========      =========       ============
 Dividends accrued                                             $     6,100      $   6,100       $      6,100
                                                                ===========      =========       ============
 Issuance of Series A preferred stock in satisfaction
 of accrued salaries                                           $                                $    228,250
                                                                ===========      =========       ============

   The accompanying notes form an integral part of these financial statements

The following should be read in conjunction with the Conmpany's financial statments and the notes thereto contained elsewhere in this filing

CAUTIONARY STATMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. The Company's actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to the Risk Factors listed below (many of which have been discussed in prior SEC filings by the Company). Though the Company has attempted to list comprehensively these important factors, the Company wishes to caution investors that other factors could in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Readers are further cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward- looking statements, whether as a result of new information, future events or otherwise.

                                 MEMS USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SIX MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

         (1) NATURE OF BUSINESS:

                  MEMS USA, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises" and was incorporated under the laws of the State of California on November 17, 2000. The Company is in the business of providing Micro Electrical Mechanical Solutions for major scientific and engineering companies, using existing technology and patent rights furnished by the customers. The Company designs and engineers prototypes and manufactures products and systems for distribution by the customer.

                  The accompanying unaudited consolidated financial statements of MEMS USA, Inc., (MEMS USA, Inc. - a Nevada "public shell" company "MEMS NV" and its subsidiary MEMS USA, Inc. - a California non-public corporation "MEMS CA" together), "The Company" have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included

         (2) EXCHANGE TRANSACTION:

                  On January 28, 2004 the Registrant entered into an Agreement and Plan of Reorganization to acquire all of the issued and outstanding common stock of MEMS USA, Inc. (a California Corporation and private company "MEMS CA in echange for up to 10,000,000 shares (post split) of the registrants common stock. Each of MEMS CA's outstanding common shares will be converted into 1.7125634 shares of MEMS NV (formerly known as Lumalite Holdings, Inc a public company with 3,385,779 shares outstanding prior to the transaction), subject to adjustment for the elimination of fractional shares. No fractional shares were issued. Instead, cash equal to $2.50 per share of eliminated fractional shares will be paid to the stockholders. At the closing, MEMS CA became a wholly-owned subsidiary and the MEMS CA stockholders were issued 10,000,000 shares, owning approximately 80% of the outstanding common stock. Since the former stockholders of MEMS CA became the controlling shareholders of the company after the transaction, it was accounted for as an acquisition of MEMS NV by MEMS CA, using reverse merger accounting.

         (3) STOCK SPLIT:

                  In connection with the aforementioned exchange transaction, the Company effected a 1.7125634 to one stock split. The retroactive effect of the split has been made for all periods presented.

         (4) INTERIM FINANCIAL STATEMENTS:

                  The accompanying unaudited financial statements for the six months ended March 31, 2004 and 2003 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the period from November 17, 2000 (inception) to September 30, 2003, to be included in an amendment to the company's Form 8-K.

         (5) GOING CONCERN CONSIDERATION:

                  As discussed above (Nature of Business), the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company's primary operations and sources of revenue are currently being developed. MEMS CA revenue streams have been established, yet as a development stage enterprise, these streams remain to be classified as consistently substantial on an ongoing basis. This characteristic raises doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recover ability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

                  The Company has undergone a merger and plan of reorganization, obtaining all outstanding shares of MEMS CA as of February 18, 2004. MEMS NV exchanged 10,000,000 shares of MEMS NV common stock for all of the outstanding common and preferred stock of MEMS CA. Management plans to issue remaining shares of MEMS NV through syndicators and investment bankers in order to provide financing for ongoing operations. During the six months ended March 31, 2004, the Company generated common stock subscription totaling $989,500. The funds for these shares have been collected and the shares will be issued upon the closing of the current offering.

         (6) PRIVATE PLACEMENT OF SECURITIES:

                  In connection with a private placement of securities in the quarter ended March 31, 2004, the Company received $989,500 for the sale of its shares in a private offering transaction. The transaction provides for the sale of up to $1,500,000 in shares of the Company's unregistered common stock, $.001 par value per share, in minimum investment amounts of $10,000, sold to accredited investors within the meaning of Rule 501(a) of regulation D of the Securities Act of 1933. The shares will be priced at a 30% discount from the closing price posted on the OTCBB on the day that the investment amount is received by the Company.

                  As the shares related to the $989,500 receipts have not yet been issued the amounts are classified in the accompanying balance sheet as a liability to be satisfied through issuance of shares.

Item 1 - FINANCIAL STATEMENTS PER REGULATION S-B
                  Attached to following page

         Note: Additional Financial Statements required for Entity Acquired pursuant to Regulation S-B, section 228.310 are included in Exhibits as indicated in Item 6.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a) Plan of Operation

(i) The Company can satisfy its cash requirements and will raise additional funds in the next twelve months through the issuance of common stock.

(ii) Please refer to form 8 - K filed with the Securities and Exchange Commission on February 18, 2004, which discusses product research and development and other relevant business plans for the term, as well as the overall nature of business for MEMS USA, INC.

(b)(1) Micro-Electro-Mechanical-Systems (MEMS) technology is a developing technology integrating electronics with miniature devices designed to assist companies seeking to monitor and improve various aspects within the production process. By improving, and in some cases developing, the monitoring processes of temperature, pressure, flow rate, particle count, conductivity, PH/acidity, lubricity, viscosity, and pressure differential, MEMS USA, INC intends to transform the production processes for many companies by allowing them to more effectively monitor the development of critical business assets and to more efficiently implement the utilization of valuable production resources. Oil & gas companies, (exploring and developing), Pharmaceutical companies, the Food/Beverage industry and even Car rental enterprises could potentially obtain significant and substantial savings by investing, today, in the production processes of tomorrow.

The Company's primary operations are carried out at the subsidiary level. The subsidiary, as a development stage company, is pursuing several activities to establish core revenue generating sources: selling products and systems developed by and manufactured for MEMS USA, obtaining revenue from products and systems on a contract basis, developing and out-licensing Intellectual Property internationally, increasing Principal Investigator Contracts that provide product development revenues from private and publicly funded projects, developing the operations as a Center of Excellence in its areas of technological expertise. Success of the company will be determined by its ability to attract, develop and then maintain these significant core revenue streams.

(2) Interim Periods MEMS USA, INC divested itself of a previous subsidiary in the same interim reporting period for the prior fiscal year. That divestiture produced both results from discontinued operations and a gain on the divestiture of the subsidiary which are reflected on the statement of operations for the interim period in the prior fiscal year. Now divested those amounts are not recurring items and should be noted when reviewing the relevant comparative statements of operation for the interim periods.

Item 3. - CONTROLS AND PROCEDURES

As of the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule12a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner. Management will continue to review this matter with particular emphasis on the documentation of the Company's disclosure controls and procedures. There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit No. 1 Financial Statements required by Section 228.310 of the Act relating to Acquired Entities for MEMS USA, INC (a California corporation). Audited for previous two fiscal years, and compiled for the quarter-ending

                  Exhibit No. 2 Financial Statements required by Section 228.310 of the Act relating to Acquired Entities for MEMS USA, INC (a California corporation). Compiled for the quarter-ending March 31, 2004.

                  Exhibit No. 3  Certification  of Chief  Executive  Officer and
                  Chief   Financial   Officer   pursuant   to  Section   302  of
                  Sarbanes-Oxley Act of 2002.

                  Exhibit  No.  4  Certification  of  Chief  Executive   Officer
                  Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  Forms 8-K were filed during the current reporting quarter. The first, on February 5, 2004 provided the company's likelihood of change of ownership and intent to acquire the outstanding shares of MEMS USA, INC (a California corporation). The second, on February 25, 2004 reporting the consummation of the reorganization and merger plan. Financial Statements for this quarter are submitted with this Form 10-QSB.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2004


                                            /s/ Lawrence Weisdorn
                                            ----------------------------
                                            Lawrence Weisdorn
                                            Chief Executive Officer
                                            Chief Financial Officer

EXHIBITS 1 - Financial Statements (Audited by Stonefield and Josephson, Inc.) EXHIBITS 2 - Compiled Financial Statements as of March 31, 2004