Form 10QSB
period 2004-06-30
MEMS USA INC
filed 2004-08-12
CIK 23778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: June 30, 2004

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the transmission period from _________ to __________


--------------------------------------------------------------------------------

                         Commission file number 0-4846-3

--------------------------------------------------------------------------------

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

State the number of shares outstanding of each of the issuers classes of common
equity as of the last practicable date (June 30, 2004)     13,385,779 shares
                                                           ----------

--------------------------------------------------------------------------------

                                 MEMS USA, INC.
                                 AND SUBSIDIARY
                       FOR THE THREE AND NINE MONTHS ENDED
                                  JUNE 30, 2004

                                                                          Page
                                                                          Number
                                                                          ------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2004 (unaudited)      3

         Consolidated Statements of Income for the three and
           nine months ended June 30, 2004 and
           June 30, 2003 (Unaudited)                                      4

         Consolidated Statements of Cash Flows for the nine months
           ended June 30, 2004 and June 30, 2003 (Unaudited)              5

         Notes to Unaudited Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9

Item 3.  Controls and Procedures                                          11

PART II  OTHER INFORMATION                                                12

Item 1.  Legal Proceedings                                                12

Item 2.  Changes in Securities, Use of Proceeds and Issuer
           Purchases of Equity Securities                                 12

Item 3.  Defaults Upon Senior Securities                                  12

Item 4.  Submission of Matters to Vote of Security Holders                12

Item 5.  Other Information                                                12

Item 6.  Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                13

Part I - FINANCIAL INFORMATION

                                 MEMS USA, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  June 30, 2004

                                                                    (Unaudited)
                                                                      June 30
                                                                       2004
                                                                    -----------
              ASSETS

Current Assets:
  Cash and cash equivalents                                         $    58,272
  Joint venture investment                                                  350
  Contracts in progress, net of reserves                                    257
                                                                    -----------

              Total current assets                                       58,879
                                                                    -----------


Property and equipment, net                                             228,423
Deposits                                                                343,880
                                                                    -----------

                 Total assets                                       $   631,182
                                                                    ===========


              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses                             $   151,152
  Liability to be satisfied through the issuance of shares            1,874,080
                                                                    -----------

              Total current liabilities                               2,025,232
                                                                    -----------


Stockholders' Deficit:
  Convertible preferred stock, Series A, $.001 par value,
   1,200,000 authorized, none issued and outstanding
  Common stock, par value $.001 per share,
   100,000,000 authorized, 13,385,779 shares issued and
   outstanding                                                           13,386
  Stock subscriptions receivable                                         (2,249)
  Additional paid in capital                                          1,419,424
  Accumulated deficit during development stage                       (2,824,611)
                                                                    -----------

              Total stockholders' deficit                            (1,394,050)
                                                                    -----------

                                                                    $   631,182
                                                                    ===========

                                 MEMS USA, INC.
                                 --------------
                          (A Development Stage Company)

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                   (Unaudited)

                                                    Nine-Months Ended  Nine-Months Ended   Three-Months Ended   Three-Months Ended
                                                         June 30            June 30             June 30              June 30
                                                          2004                2003                2004                2003
                                                   --------------------------------------------------------------------------------
CONTINUING OPERATIONS:

Revenues:
  Contract revenue                                              95,350                                  95,350

Costs:
  Contract costs                                    $          495,931                                 280,952
  General and administrative expenses                        1,174,712            126,401              444,149              68,007
  Expenses related to merger                                   350,360
                                                   --------------------------------------------------------------------------------

             Net income (loss)
               from continuing operations                   (1,926,003)          (126,401)            (629,751)            (68,007)
                                                   --------------------------------------------------------------------------------


Retained earnings (accumulated deficit),
   beginning of period                                        (898,958)          (201,677)          (2,194,860)           (260,071)
                                                   --------------------------------------------------------------------------------

Retained earnings (accumulated deficit),
   end of period                                    $       (2,824,611)          (328,078)          (2,824,611)           (328,078)
                                                   ================================================================================

Net income (loss) per share:

Net Income (loss) per share, basic and diluted      $            (0.16)             (0.02)               (0.05)              (0.01)
                                                   ================================================================================

Weighted average number of common
    shares outstanding, basic:                              11,913,477          8,118,778           13,385,779           8,212,099
                                                   ================================================================================

                                                    From November 17,
                                                    2000 (inception) to
                                                      June 30, 2004
                                                    -------------------
CONTINUING OPERATIONS:

Revenues:
  Contract Income                                               95,350

Costs:
  Contract costs                                     $         514,338
  General and administrative expenses                        2,055,263
  Expenses related to merger                                   350,360
                                                   --------------------

             Net income (loss)
               from continuing operations                   (2,824,611)
                                                   --------------------


Retained earnings (accumulated deficit),
   beginning of period                                               0
                                                    -------------------

Retained earnings (accumulated deficit),
   end of period                                     $      (2,824,611)
                                                    ===================

                                 MEMS USA, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                   From
                                                                  Nine-Months Ended     Nine-Months Ended   November 17, 2000
                                                                       June 30              June 30          (inception) to
                                                                         2004                 2003           June 30, 2004
                                                                ----------------------------------------  --------------------
Cash flows provided by (used for) operating activities:
   Net Loss                                                           $(1,926,003)           (126,401)        $(2,824,611)
                                                                      -------------------------------         -----------

 Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Depreciation                                                           30,268                                  44,168
    Common stock issued for services                                      350,360                                 748,610

 (Increase) decrease in assets:
     Contracts in progress                                                156,493                                  86,143
     Joint Venture investment                                                (350)                                   (350)
     Deposits                                                            (294,740)            (49,140)           (343,880)

 Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                 (59,444)                                 25,050
    Accrued salaries                                                     (161,695)
    Payroll taxes payable                                                  52,220                                  99,013
    Liability for stock subscribed                                      1,874,080                               1,874,080
    Accrued interest payable                                                                                       20,989
    Dividends payable                                                                                               6,100
    Increase in loan payable                                                                   77,500
    Deferred revenue                                                      (28,333)             28,333
                                                                      -------------------------------         -----------
         Total adjustments                                              1,918,859              56,693           2,559,923

         Net cash provided by (used for) operating activities              (7,144)            (69,708)           (264,688)

Cash flows from investing activities:
 Purchase of fixed assets                                                 (97,297)            (53,194)           (272,591)
 Loss on discontinued operations
                                                                      -------------------------------         -----------
         Net cash provided by (used for) investing activities:            (97,297)            (53,194)           (272,591)

Cash flows from financing activities:
 Increase in subscriptions receivable                                        (151)              3,700              (2,249)
 Dividends
 Issuance of preferred and common stock                                   139,251             145,500             597,800
                                                                      -------------------------------         -----------
         Net cash flows provided by (used for) financing
            activities:                                                   139,100             149,200             595,551

Net Increase (decrease) in cash and cash
 equivalents during the period                                             34,659              26,298              58,272

Cash and cash equivalents, beginning of period                             23,613               2,500                   0
                                                                      -------------------------------         -----------

Cash and cash equivalents, end of period                                   58,272              28,798         $    58,272
                                                                      ===============================         ===========

Supplemental disclosure of cash flow information:
 Income taxes paid                                                    $        --                             $        --
                                                                      ===============================         ===========
 Interest paid                                                        $        --                             $        --
                                                                      ===============================         ===========

Supplemental disclosure of non-cash financing activities:
 Common stock issued for services                                     $   350,360                             $   748,610
                                                                      ===========                             ===========
 Dividends accrued                                                    $        --                             $        --
                                                                      ===========                             ===========
 Stock issued in exchange for subscriptions receivable                $        --                             $        --
                                                                      ===========                             ===========
 Issuance of Series A preferred stock in satisfaction                 $   228,250                             $   228,250
                                                                      ===========                             ===========

                                 MEMS USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

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

      The accompanying unaudited consolidated financial statements of MEMS USA, Inc., (MEMS USA, Inc. - a Nevada "public shell" company "MEMS NV" and its subsidiary MEMS USA, Inc. - a California non-public corporation "MEMS CA" together), "The Company" have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.

(2)   Exchange Transaction:

      On January 28, 2004 the Registrant entered into an Agreement and Plan of Reorganization to acquire all of the issued and outstanding common stock of MEMS USA, Inc. (a California Corporation and private company, "MEMS CA" in exchange for up to 10,000,000 shares (post split) of the registrant's common stock. Each of MEMS CA's outstanding common shares were converted into 1.7125634 shares of MEMS NV (formerly known as Lumalite Holdings, Inc a public company with 3,385,779 shares outstanding prior to the transaction), subject to adjustment for the elimination of fractional shares. No fractional shares were issued. Instead, cash equal to $2.50 per share of eliminated fractional shares will be paid to the stockholders. At the closing, MEMS CA became a wholly-owned subsidiary and the MEMS CA stockholders were issued 10,000,000 shares, owning approximately 80% of the outstanding common stock. Since the former stockholders of MEMS CA became the controlling stockholders of the company after the transaction, it was accounted for as an acquisition of MEMS NV by MEMS CA, using reverse merger accounting.

(3)   Stock Exchange:

      In connection with the aforementioned exchange transaction, the Company effected a 1.7125634 to one stock split. The retroactive effect of the split has been made for all periods presented.

                                 MEMS USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

(4)   Interim Financial Statements:

      The accompanying unaudited financial statements for the nine months ended June 30, 2004 and 2003 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the period from November 17, 2000 (inception) to September 30, 2003, to be included in an amendment to the company's Form 8-K.

(5)   Going Concern Consideration:

      As discussed above (Nature of Business), the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company's primary operations and sources of revenue are currently being developed. MEMS CA revenue streams have been established, yet as a development stage enterprise, these streams remain to be classified as consistently substantial on an ongoing basis. This characteristic raises doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

      The Company has undergone a merger and plan of reorganization, obtaining all outstanding shares of MEMS CA as of February 18, 2004. MEMS NV exchanged 10,000,000 shares of MEMS NV common stock for all of the outstanding common and preferred stock of MEMS CA. Management plans to issue remaining shares of MEMS NV through syndicators and investment bankers in order to provide financing for ongoing operations. During the nine months ended June 30, 2004, the Company generated common stock subscriptions totaling $1,874,080. The funds for these shares have been collected and the shares will be issued upon the closing of the current offering.

(6)   Private Placement of Securities:

      In connection with a private placement of securities in the quarter ended June 30, 2004, the Company received $1,874,080 for the sale of its shares in a private offering transaction. The transaction originally provided for the sale of up to $1,500,000 (subsequently increased by consent of MEMS' board) in shares of the Company's unregistered common stock, $.001 par value per share, in minimum investment amounts of $10,000, sold to accredited investors within the meaning of Rule 501(a) of regulation D of the Securities Act of 1933. The shares will be priced at a 30% discount from the closing price posted on the OTCBB on the day that the investment amount is received by the Company.

                                 MEMS USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

(6)   Private Placement of Securities, Continued:

      As the shares related to the $1,874,080 receipts have not yet been issued the amounts are classified in the accompanying balance sheet as a liability to be satisfied through issuance of shares. On July 13, 2004, the unregistered shares of common stock were issued.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

Cautionary Statement Regarding Forward Looking Statements

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

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, the Risk Factors listed below (many of which have been discussed in prior SEC filings by the Company). Though the Company has attempted to list comprehensively these important factors, the Company wishes to caution investors that other factors could in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Readers are further cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Compny undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

(b)(1) Micro-Electro-Mechanical-Systems (MEMS) technology is a developing technology integrating electronics with miniature devices designed to assist companies seeking to monitor and improve various aspects within the production process. By improving, and in some cases developing, the monitoring processes of temperature, pressure, flow rate, particle count, conductivity, PH/acidity, lubricity, viscosity, and pressure differential, MEMS USA, INC. intends to transform the production processes for many companies by allowing them to more effectively monitor the development of critical business assets and to more efficiently implement the utilization of valuable production resources. Oil & gas companies (exploring and developing), Pharmaceutical companies, Food and Beverage concerns and even Car rental enterprises could potentially obtain significant and substantial savings by investing, today, in the production processes of tomorrow.

The Company's primary operations are carried out at the subsidiary level. The subsidiary, as a development stage company, is pursuing several activities to establish core revenue generating sources: selling products and systems developed by and manufactured for MEMS USA, obtaining revenue from products and systems on a contract basis, developing and out-licensing Intellectual Property internationally, increasing Principal Investigator Contracts that provide product development revenues from private and publicly funded projects, and developing the operations as a Center of Excellence in its areas of technological expertise. Success of the company will be determined by its ability to attract, develop and then maintain these significant core revenue streams.

(b) Comparative Analysis

Revenues

We are a development stage company. There were job contracts generating revenues of $95,000. Costs exceeded job-revenues, therefore, revenues are shown as contract revenues and the costs of the contracts are shown as contract in the statement of operations.

Contract Costs

The completion of two job contracts resulted in significantly higher contract costs than had been reported in previous periods.

General and Administrative Expenses

General and administrative expenses increased in the current reporting periods due to additional staffing expansions, consulting required on various projects, and increased professional fees related to further stock offerings.

Expenses Related to Merger

Merger related expenses were incurred in the current reporting period as compensation to brokers and securities firms actively engaged in promoting corporate stock, resulting from a merger with a corporate entity (formerly Lumalite, Inc.).

Liquidity and Capital Resources

The company continues to seek and establish an ongoing source of substantial revenues. Currently, as a development stage enterprise, the operations of the company are being financed by the issuance of corporate stock. Recent developments in the company's support operations for the oil and gas industry plan to be indicative of primary revenue streams. Company stock prices remain steady and appear to sufficiently be able to support company operations until ongoing revenue streams can be further developed and maintained.

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

Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                  NONE

Item 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND
           ISSUER PURCHASES OF EQUITY SECURITIES                            NONE

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                    NONE

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                NONE

Item 5.  OTHER INFORMATION                                                  NONE

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (1)   Exhibits

            Exhibit No. 1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

            Exhibit No. 2 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            Forms 8-K were filed during the current reporting quarter. The filings provided the company's likelihood of change of ownership and intent to acquire the outstanding shares of MEMS USA, INC (a California corporation), and the consummation of the reorganization and merger plan. Financial Statements for this quarter are submitted with this Form 10-QSB.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 6, 2004

                                            /s/ Lawrence Weisdorn
                                            ----------------------
                                            Lawrence Weisdorn
                                            Chief Executive Officer
                                            Chief Financial Officer