Form 10KSB
period 2004-09-30
MEMS USA INC
filed 2005-02-03
CIK 23778

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-4846-3


                                 MEMS USA, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


           Nevada                                              82-0288840
------------------------------                           -----------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


    5701 Lindero Canyon Road, Suite 2
    110 Westlake Village, California                            91362
----------------------------------------                 -----------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)


          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (818) 735-4750
                                                         --------------

SECURITIES TO BE REGISTERED UNDER SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH
         TO BE SO REGISTERED                    CLASS IS TO BE REGISTERED

               None                             N/A
         -------------------                    -------------------------


SECURITIES TO BE REGISTERED UNDER SECTION 12(G) OF THE ACT:

                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No X

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were: $83,825

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of January 11, 2005 was approximately $21,860,500.

The number of shares of the common stock outstanding as of January 11, 2005 was 16,431,077.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Unless otherwise indicated, all references to our company include our wholly-owned subsidiaries, MEMS USA, Inc. a California corporation, Bott Equipment Company, Inc., a Texas corporation, and Gulfgate Equipment, Inc., a Texas corporation. In addition, unless otherwise indicated, all common share amounts give effect to a one for 200 reverse split of our outstanding common shares conducted in December 2003.

General

We are engaged in the business of developing and manufacturing advanced engineered products, systems and plants, mostly for the energy, oil and natural gas industries. Our business is divided into three operating divisions, including (i) the design, development and operation of ethanol facilities, (ii) the provision of systems and components to the energy sector, and (iii) the design, development and sale of micro electro mechanical systems (MEMS) for major scientific and engineering companies.

Prior to the reverse acquisition described below, our corporate name was Lumalite Holdings, Inc. and we had not generated significant revenues and were considered a development stage company as defined in Statement of Financial
Accounting  Standards  No.  7.  Pursuant  to a  Merger  Agreement  and  Plan  of
Reorganization dated January 28, 2004 between us and MEMS USA, Inc., a California corporation ("MEMS-CA"), we acquired all of the outstanding capital shares of MEMS-CA in exchange for 10 million shares of our common stock. Since the stockholders of MEMS-CA acquired approximately 75% of our issued and outstanding shares and the MEMS-CA management team and board of directors became our management team and board of directors, according to FASB Statement No. 141
- "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

      o MEMS-CA is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in our consolidated balance sheet at their historical book values and the results of operations of MEMS-CA have been presented for all prior periods; and

      o Control of the net assets and business of our company were acquired effective February 18, 2004. This transaction has been accounted for as a purchase of our assets and liabilities by MEMS-CA. The historical cost of the net liabilities assumed was $-0-.

Pursuant to the transaction described above, we changed our name from Lumalite Holdings, Inc to MEMS USA, Inc.

In October 2004, we acquired all of the capital shares of Bott Equipment Company, Inc., a Texas corporation, ("Bott") and Gulfgate Equipment, Inc., a Texas corporation ("Gulfgate"), in exchange for our issuance of 1,309,677 shares of common stock and our payment of $50,000. Bott Equipment and Gulfgate
Equipment were owned by the same shareholder group and were engaged in the businesses of providing systems and components to the energy sector. We agreed that the sellers of Bott and Gulfgate shall have the right to put up to 752,688 common shares back to us during the ten (10) business days commencing on October 26, 2005. Under the terms of the put, the sellers may require that we buy from them up to 752,688 shares at a purchase price of $1.86 per share. Should the sellers exercise their put, we will have sixty (60) days from the date of exercise to deliver the purchase price. Our performance obligations under the put are secured by second deeds of trust with vendors' liens on certain parcels of our real estate. Under the terms of the stock purchase agreement with the sellers, we have made certain covenants in favor of the sellers and secured our satisfaction of those covenants with our promise to issue up to 618,295 additional shares of our common stock to the sellers in the event we fail to satisfy those covenants.

Between February and June 2004, we conducted a private placement of units consisting of common shares and warrants. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. The unit purchase price was seventy percent (70%) of the last sale price of our common stock, as quoted on the OTC Bulletin Board, on the day we received the subscription agreement from the investor. The warrant entitles the holder to purchase one share of our common stock at an exercise price of 150% of the unit purchase price for a period ending January 27, 2005. In the private placement, we sold a total of 1,335,781 units to 64 accredited investors for the gross proceeds of $1,882,880. We applied the proceeds from the sale of the units towards working capital. As of the date of this report, 210,294 unit warrants have been exercised, pursuant to which we have issued 210,294 shares of our common stock in return for the payment of an aggregate of $263,133.

Business of the Issuer

Our business and operations have changed substantially since our last annual report. On February 18, 2004, the Company acquired all of the outstanding shares of MEMS USA, Inc., a California corporation ("MEMS CA"). In May 2004, the Company acquired from PTI Technologies certain technologies relating to Intelligent Filtration Systems ("IFS"). These systems are used in refineries to filter chemicals used to process oil and chemicals. IFS systems are also utilized in nuclear power plants. In October 2004, the Company acquired two Texas corporations, Bott Equipment Company, Inc. ("Bott") and Gulfgate Equipment, Inc. ("Gulfgate"). In November 2004, the Company formed a joint venture, Can Am Ethanol One, Inc. ("Can Am"). We believe that these strategic acquisitions and alliances will allow us to grow our businesses.

MEMS CA was incorporated in November 2000. MEMS CA is an engineering and design firm. MEMS CA has been engaged in the development and sale of instrumentation, blending skids and Intelligent Filtration Systems. During 2004, MEMS CA's engineers designed and constructed an acoustic viscometer. This instrument utilizes sound waves traveling through a fluid stream to determine the fluid's viscosity. To date, the Company has determined that the instrument may be utilized to measure the viscosity of a range of aqueous and organic fluids, including, refined and crude oils. The Company has filed a provisional patent application respecting this device and anticipates filing one or more utility patents respecting this device in the near future. MEMS CA is presently developing a multi-variant pressure, temperature and flow meter use in industrial applications.

During 2004, MEMS CA's engineers also developed blending skid technology. One skid we produced could mix three organic fluids, in differing percentages with extreme accuracy. One of the Company's long term goals is to be able to utilize its blending skid technology to mix ethanol with motor gasoline. When properly mixed, ethanol and gasoline provide a higher octane, cleaner burning fuel for automobiles.

MEMS CA's engineers have also been charged by the Company to oversee the Company's IFS business. These systems are utilized to filter wastes from oil or water streams. Unlike a typical canister system, such as the oil filter in an automobile, which needs to be periodically replaced and disposed of, the filters utilized in intelligent filtration systems can last for decades. Furthermore, the filter system is self cleaning. Once the system recognizes that its filter is becoming clogged by debris filtered from the fluid flow, it turns the fluid flow through the filter off and "back flushes" the debris caked on the filter into a collection decanter. The system then turns the fluid flow through the system back on through the freshly cleaned filter. The filter cleaning process takes only seconds to complete and repeats as necessary to assure optimum filtration. A facility utilizing IFS technology needn't dispose of contaminated filters, but only need dispose of the contaminate itself. Thus, while a filtration system based upon IFS technology typically requires a greater capital investment on the part of the purchaser, these costs are offset in the long run by savings in filter replacement and disposal costs. The Company anticipates that it may be able to utilize its intelligent filtration systems as an integral part of any ethanol production facility that it may design. The Company is presently aware of three competitors offering similar technologies to MEMS IFS technology.

Presently, MEMS CA's utilizes a combination direct sales force as well as commissioned sales representatives to market and distribute its products. MEMS CA targets niche business segments and is not dependent upon any one or a few major customers. A typical contract requires MEMS CA to create a product that previously did not exist or improve upon an existing technology using MEMS (Micro Electro Mechanical Systems) devices. The vast majority of the monies raised since the Company's acquisition of MEMS CA have been utilized to fund MEMS CA's acquisition and development of new technologies.

Gulfgate produces particulate filtration equipment utilized in the oil and power industries. Gulfgate also produces vacuum dehydration and coalescing systems that are utilized to remove water from ground based turbine engine oil. These same systems are used by electric power generation facilities to remove water from transformer oils. To help meet its customer's diverse needs, Gulfgate maintains and operates a fleet of filtration and dehydration systems. Presently, Gulfgate utilizes a combination direct sales force as well as commissioned sales representatives to market and distribute its products.

Bott is a stocking distributor for various lines of industrial pumps, valves and instrumentation such as those utilized in MEMS CA's IFS and blending skid systems. Bott specializes in the construction of aviation and refueling systems, including, but not limited to helicopter refueling systems on oil rigs throughout the world. Bott also constructs refueling systems for commercial marine vessels. Bott's customers include chemical plants, refineries, power plants and other industrial applications. Bott utilizes a combination direct sales force as well as commissioned sales representatives to market and distribute its products.

Can  Am  was  created  to  manufacture,   own  and  operate  ethanol  production
facilities. The joint venture will utilize a synthetic biomass conversion process to convert waste materials into ethanol. We are aware of several commercially available conversion processes which we believe will meet our requirements and are presently evaluating the processes in relation to their required capital investment, operating costs, conversion yield and product quality as a prerequisite to licensing or acquiring the process technology. It is anticipated that the ethanol manufactured by the joint venture will be sold to companies which blend ethanol with motor fuel. The blending of ethanol with motor fuel reduces emissions and will help countries such as Canada meet the Kyoto accords for reduced greenhouse gas emissions. We intend to develop several ethanol plants in Canada that will use a synthetic biomass conversion process, subject to receipt of required funding. We estimate that each ethanol plant will require approximately $150 million in capital. MEMS USA's engineering group, headquartered in Westlake Village, CA, will develop the engineering data and direct the plant engineering and construction projects. It is anticipated that the Company's Texas subsidiaries will be called upon to supply instrumentation for the project and assist in its modular construction.

We are presently in the process of integrating our subsidiaries, which we believe will promote efficiency and lower operating costs. While each of our subsidiaries will remain a separate operating entity, we intend to optimize the resources of each. MEMS CA's primary responsibility will be to design and engineer new products and systems for the energy sector. It is anticipated that Bott will supply component parts for these systems, which will be assembled in Texas under MEMS CA's supervision. We have already transferred our IFS and other technology to Texas in order to establish lines of communication and a working relationship. We also anticipate that once we obtain the necessary funding, the symbiotic relationship between our subsidiaries will allow us to engineer, design, and partially construct ethanol plants for our Canadian joint venture.

ITEM 1 A. CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or
(ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following:

WE ARE AN EMERGING GROWTH COMPANY WITH LIMITED OPERATING HISTORY, ACCORDINGLY THERE IS LIMITED HISTORICAL INFORMATION AVAILABLE UPON WHICH YOU CAN JUDGE THE MERITS OF AN INVESTMENT IN OUR COMPANY. We commenced operations as a new business engaged in designing and selling micro electro mechanical systems
(MEMS) for major scientific and engineering companies in February 2004. To date, we have generated only $83,825 in revenue from our MEMS CA operations. While we intend to remain involved in the MEMS industry, our board of directors recently approved a redirection of our focus towards designing, building and operating ethanol production facilities. We have not commenced meaningful activity in the area of ethanol production and only one member of our management team has any meaningful prior experience in the ethanol industry. In October 2004 we acquired Bott Equipment Company, Inc. ("Bott") and Gulfgate Equipment, Inc., ("Gulfgate"). These companies were and are engaged in the businesses of providing systems and equipment to various industries, including, but not limited to, petrochemical plants, refineries, pulp and paper mills, steel mills, and electrical utilities. Although Bott and Gulfgate are operating companies and together generated a net loss of $85,974 on $7,504,409 of revenue for the 12 months ended September 30, 2004, we only recently acquired control of Bott and Gulfgate, and have limited experience in running the two companies.

WE HAVE GENERATED NET LOSSES SINCE INCEPTION, WHICH MAY CONTINUE FOR THE FORESEEABLE FUTURE AS WE TRY TO GROW OUR BUSINESS, WHICH MEANS THAT YOU MAY BE UNABLE TO REALIZE A RETURN ON YOUR INVESTMENT FOR A LONG PERIOD OF TIME, IF EVER. Our present business operations commenced in February 2004. From inception through September 30, 2004, we generated revenues of $83,825 and incurred a cumulative net loss of $3,120,655. We expect to continue incurring operating losses until we are able to derive meaningful revenues from our proposed business relating to ethanol production, energy generation and supply or MEMS.

WE HAVE LIMITED AVAILABLE WORKING CAPITAL AND REQUIRE SIGNIFICANT ADDITIONAL CAPITAL IN ORDER TO SUSTAIN OUR OPERATIONS, AND IF WE CANNOT OBTAIN ADDITIONAL FINANCING WE MIGHT CEASE TO CONTINUE. As of September 30, 2004, we had total current assets of $148,600 and a working capital deficit of $211,800. We believe that we require a minimum of $1,800,000 in order to fund our planned operations over the next 12 months, in addition to the capital required for the establishment of any ethanol production facilities. We plan to obtain the additional working capital through private placement sales of our equity securities. However, as of the date of this report, we have no commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued operations will be materially adversely affected.

OUR INDEPENDENT AUDITORS' REPORT RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. Our independent auditors have prepared their report on our 2004 financial statements assuming that we will continue as a going concern. Their report has an explanatory paragraph stating that our recurring losses from operations since inception, limited operating revenue and limited capital resources raise substantial doubt about our ability to continue as a going concern.

BECAUSE WE HAVE FEW PROPRIETARY RIGHTS, OTHERS CAN PROVIDE PRODUCTS AND SERVICES SUBSTANTIALLY EQUIVALENT TO ours. We hold a provisional patent application relating to our MEMS operations, however we hold no patents or patents applications relating to our energy generation and supply business or our proposed ethanol production business. We believe that most of the technology used in the design and building of ethanol production facilities and in the area of the energy generation and supply business is generally known and available to others. Consequently, others will be able to compete with us in these areas. We rely on a combination of confidentiality agreements and trade secret law to protect our confidential information. In addition, we restrict access to confidential information on a "need to know" basis. However, there can be no assurance that we will be able to maintain the confidentiality of our proprietary information. If our proprietary rights are violated, or if a third party claims that we violate their trademark or other proprietary rights, we may be required to engage in litigation. Proprietary rights litigation tends to be costly and time consuming. Bringing or defending claims related to our proprietary rights may require us to redirect our human and monetary resources to address those claims.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY OR COMPETITIVE PRESSURES FACED BY US MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS. We expect to face significant competition in our ethanol production, energy generation and supply and MEMS operations. Virtually all of our competitors have greater marketing and financial resources than us and, accordingly, there can be no assurance that we will be able to compete effectively or that competitive pressures faced by us will not materially adversely affect our business, financial condition, and results of operations.

WE ARE DEPENDENT UPON OUR KEY PERSONNEL. Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. We plan to obtain "key person" life insurance for our key personnel, however, at this time, no such policies are in effect. Our performance will also depend upon our ability to retain and motivate other officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary technical, and managerial personnel could have a material adverse effect on our business, prospects, financial condition and results of operations

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located in Westlake Village, California and consist of approximately 9,100 square feet. The lease has an initial term of five years ending on December 31, 2008, subject to one five year renewal option.

We also maintain two separate facilities in Houston, Texas from which we conduct the operations of our subsidiaries, Bott and Gulfgate. We own both facilities in fee simple. The Bott facility consists of approximately 91,000 square feet of real estate and 61,000 square feet of buildings. The Gulfgate facility consists of approximately 67,500 square feet of real estate and 34,000 square feet of buildings.

ITEM 3. LEGAL PROCEEDINGS.

Neither our company nor our property are subject to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to our security holders during the fourth quarter of the fiscal year ended September 30, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol "MEMS." Set forth below are high and low closing prices for our common stock for each quarter during the two fiscal years ended September 30, 2004. We consider our common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the common stock. In reviewing the table below, please note that in December 2003 we conducted a one for 200 reverse split of our common stock and in February 2004 consummated our acquisition of MEMS-California.


         QUARTER ENDED                           HIGH      LOW
         -------------                           ----      ---

         December 31, 2002                       $0.11    $0.05
         March 31, 2003                          $0.11    $0.02
         June 30, 2003                           $0.03    $0.01
         September 30, 2003                      $0.03    $0.01

         December 31, 2003                       $1.75    $0.01
         March 31, 2004                          $2.75    $1.45
         June 30, 2004                           $2.50    $1.09
         September 30, 2004                      $2.29    $1.74


Holders

As of January 11, 2005, there were 3,366 record holders of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Sales of Unregistered Securities

During the fiscal year ended September 30, 2004, we sold unregistered shares of our securities in the following transactions:

In December 2003, we issued 3,230,000 shares of our common stock to six (6) parties, upon conversion of indebtedness in the aggregate principal amount of $358,530. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act") and Rule 506 there under. There was no underwriter involved in this issuance.

In February 2004, we issued an aggregate of 10,000,000 shares of our common stock to 65 parties in consideration of our acquisition of MEMS CA. The shares were issued pursuant to Section 4(2) of the Securities Act and Rule 506 there under. There was no underwriter involved in this issuance.

Between January and June 2004, we conducted a private placement of units consisting of common shares and warrants pursuant to Section 4(2) of the Securities Act and Rule 506 there under. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. The unit purchase price was seventy percent (70%) of the last sale price of our common stock, as quoted on the OTC Bulletin Board, on the day we received the subscription agreement from the investor. The warrant entitles the holder to purchase one share of our common stock at an exercise price of 150% of the unit purchase price for a period ending January 27, 2005. In the private placement, we sold a total of 1,335,781 units to 64 accredited investors for the gross proceeds of $1,882,880. As of the date of this report, 210,294 unit warrants have been exercised, pursuant to which we have issued 210,294 shares of our common stock in return for the payment of an aggregate of $263,133. Westcap Securities, Inc. acted as placement agent for the unit offering. We paid Westcap Securities sales commissions of ten percent (10%) of the gross proceeds, plus a non-accountable expense allowance and due diligence fees of three percent (3%) and two percent (2%), respectively, of the gross proceeds. We also granted Westcap Securities 106,465 common shares, equal to ten percent (10%) of the common shares made part off the units sold in the offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

We are engaged in the business of developing and manufacturing advanced engineered products, systems and plants, mostly for the energy, oil and natural gas industries. Our business is divided into three operating divisions, including (i) the design, development and operation of ethanol facilities, (ii) the provision of systems and components to the energy sector, and (iii) the design, development and sale of micro electro mechanical systems (MEMS) for major scientific and engineering companies.

To date, our historical revenues have been derived from our MEMS operations. However, in October 2004, we acquired all of the capital shares of Bott Equipment Company, Inc., a Texas corporation ("Bott"), and Gulfgate Equipment, Inc., a Texas Corporation ("Gulfgate"), in exchange for our issuance of 1,309,677 shares of common stock and our payment of $50,000. Bott and Gulfgate were owned by the same shareholder group and were engaged in the businesses of providing systems and components to the energy sector. Bott and Gulfgate are operating companies and together generated a net loss of $85,974 on $7,504,409 (unaudited) of revenue for the 12 months ended September 30, 2004. We have not commenced revenue producing operations in connection with our ethanol production operations.

CORPORATE REORGANIZATION

Prior to the reverse acquisition described below, our corporate name was Lumalite Holdings, Inc. and we had not generated significant revenues and were considered a development stage company as defined in Statement of Financial
Accounting  Standards  No.  7.  Pursuant  to a  Merger  Agreement  and  Plan  of
Reorganization dated January 28, 2004 between us and MEMS USA, Inc., a California corporation ("MEMS-CA"), we acquired all of the outstanding capital shares of MEMS-CA in exchange for 10 million shares of our common stock. Since the stockholders of MEMS-CA acquired approximately 75% of our issued and outstanding shares and the MEMS-CA management team and board of directors became our management team and board of directors, according to FASB Statement No. 141
- "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

      o MEMS CA is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in our consolidated balance sheet at their historical book values and the results of operations of MEMS CA have been presented for all prior periods; and

      o Control of the net assets and business of our company were acquired effective February 18, 2004. This transaction has been accounted for as a purchase of our assets and liabilities by MEMS-CA. The historical cost of the net liabilities assumed was $-0-.

As a result of the transaction described above, we changed our name from Lumalite Holdings, Inc to MEMS USA, Inc.

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements, included elsewhere in this Annual Report on Form 10-KSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. From inception through September 30, 2004, we generated revenues of $83,825 and incurred a cumulative net loss of $3,120,655. We expect to continue incurring operating losses until we are able to derive meaningful revenues from our proposed business relating to ethanol production, energy generation and supply or MEMS. These conditions raise substantial doubt as to our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATIONS

Our plan of operations over the next fiscal year is to design and begin procurement of the major components of a synthetic ethanol plant. Can Am Ethanol One, Inc. ("Can Am") is actively scouting sites in Canada. Once a site is found, Can Am intends to raise capital to procure the land through the sale of its equity securities. As of the date of this report, Can Am has no firm commitments for the purchase of its securities; however, a United States broker-dealer has entered into a "best-efforts" agreement with Can Am to attempt to fund the purchase of the property. Of course, there is no guarantee that Can Am will be successful in its attempts to raise the money or procure the property.

If Can Am is able to locate and procure a suitable site, the Company, and its engineering staff, will begin to design the ethanol production facility. It is presently anticipated that approximately $150,000,000 in funding will be required to complete construction of the plant. As of the date of this report, Can Am has no firm commitments from any entity to raise this money, and there is no guarantee that Can Am will be successful in its attempts to raise the money or finance the project.

If Can Am obtains funding commitments to provide all of the capital required to build the ethanol plant, the Company, through its California affiliate, is expected to be charged with the primary design and construction of the project. MEMS CA anticipates that it will have to hire between five and seven experienced engineers to assist with the design and engineering of the ethanol plant. Even with the extra manpower, the Company may subcontract some or all of its design and construction responsibilities to third parties, including, but not limited to, the Company's Texas subsidiaries. In the event that the Company subcontracts some or all of its design and construction responsibilities to third persons, it is anticipated that the Company would provide oversight of these third party entities.

It is anticipated that the design and construction of an ethanol plant will take at least 30 months to complete. Since the Company lacks substantial experience in the area of designing and construction of synthetic ethanol plants, there are no guarantees when, or if, construction of the plant would be completed.

If the plant is completed, it is anticipated that it will produce approximately 60,000,000 gallons of ethanol per annum utilizing bio-mass. Can Am is presently negotiating bio-mass procurement contracts in an attempt to assure future access to raw materials. As of the date of this report, Can Am has not entered into any bio-mass procurement contracts. If Can Am is unable to assure future access to raw materials, it would be unable to produce ethanol.

The Company anticipates that the majority of its efforts respecting the ethanol plant within the next twelve months will involve only design and procurement activities. In light of this fact, the Company also intends to utilize the next twelve months to develop new or improve existing products, integrate its subsidiaries and expand their sales.

MEMS CA is presently working toward optimizing its acoustic viscometer. It is anticipated that additional patent applications will be filed respecting that device within the next fiscal year. MEMS CA has also transferred the Company's Intelligent Filtration System ("IFS") and blending skid technologies to the Company's Texas subsidiaries so that the Companies may jointly manufacture and market the technologies. As of the date of this report, the Company has no firm commitments for the purchase of its IFS systems.

LIQUIDITY AND CASH RESOURCES

As of September 30, 2004, we had total current assets of $148,600 and a working capital deficit of $211,800. We believe that we require a minimum of $1,800,000 in order to fund our planned operations over the next 12 months, in addition to the capital required for the establishment of any ethanol production facilities. We plan to obtain the additional working capital through private placement sales of our equity securities. However, as of the date of this report, we have no commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued operations will be materially adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants.............................................F-1

Consolidated Balance Sheet at September 30, 2004...............................................F-2

Consolidated Statements of Operations for the years ended September 30, 2004 and 2003 and cumulative from inception (November 17, 2000) to September 30, 2004......................F-3

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
  September 30, 2004 and 2003 and cumulative from inception (November 17, 2000)
  to September 30, 2004........................................................................F-4

Consolidated Statements of Cash Flows for the years ended September 30, 2004 and 2003 and cumulative from inception (November 17, 2000) to September 30, 2004......................F-6

Notes to Consolidated Financial Statements.....................................................F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
MEMS USA, Inc.
Westlake Village, California

We have audited the accompanying consolidated balance sheets of MEMS USA, Inc. and Subsidiary as of September 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2004 and 2003, and from November 17, 2000 (inception) to September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEMS USA, Inc. as of September 30, 2004 and 2003 and the results of their operations and cash flows for the years ended September 30, 2004 and 2003, and from November 17, 2000 (inception) to September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency and has not yet established a stable source of revenues, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS
Santa Monica, California
January 7, 2005

                                      MEMS USA
                           (A Development Stage Company)
                                   Balance Sheet
                            September 30, 2004 and 2003


                                       ASSETS                                Sept.30, 2004    Sept.30, 2003
Current Assets:
     Cash and cash equivalents                                                $    26,439      $    23,613
     Contract in progess                                                           35,000           70,000
     Prepaid expenses                                                              87,196                0
                                                                              -----------      -----------
     Total current assets                                                         148,635           93,613
Property and equipment, net                                                       332,496          153,896
Construction in progress                                                          289,740                0
Deposits                                                                           54,826           49,140
                                                                              -----------      -----------
     Total assets                                                             $   825,697      $   296,649
                                                                              ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses, including
         delinquent payroll taxes of $117,495                                 $   360,399      $   313,971
     Accrued salaries to be paid by the issuance of common stock                        0          228,250
     Dividend payable                                                                   0            6,100
     Deferred revenue                                                                   0           28,333
                                                                              -----------      -----------
                                                                                  360,399          576,654
                                                                              -----------      -----------
Convertible loan payable                                                          150,000                0
                                                                              -----------      -----------
     Total Liabilities                                                            510,399          576,654
                                                                              -----------      -----------

Stockholders' equity (deficit):

Convertible preferred stock, series A, $0.001 par value, 1,200,000 shares authorized, 86,000 shares issued and outstanding as of
     September 30, 2003, all shares converted to common stock as
     of September 30, 2004                                                              0               86
Common stock, $0.001 par value; 100,000,000 shares authorized,
     15,091,676 shares and 8,589,533 shares issued and
     outstanding in 2004 and 2003 respectively                                     15,092            8,590
Stock subscriptions receivable                                                     (2,050)         (50,300)
Additional paid in capital                                                      3,422,911          612,824
Deficit accumulated during development stage                                   (3,120,655)        (851,205)
                                                                              -----------      -----------
     Total stockholders' equity (deficit)                                         315,298         (280,005)
                                                                              -----------      -----------
         Total liabilities and stockholders' equity (deficit)                 $   825,697      $   296,649
                                                                              ===========      ===========

                                    MEMS USA
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                            From November 17,
                                              For the year ended             2000 (inception)
                                         Sept. 30, 2004    Sept. 30, 2003   To Sept. 30, 2004
                                          ------------      ------------      ------------
Revenues                                  $     83,825      $          0      $     83,825
                                          ------------      ------------      ------------

Costs
      Contract costs                           498,435            18,057           516,492
      General & Administrative               1,497,750           614,021         2,330,898
      Merger Related Expense                   357,090                 0           357,090
                                          ------------      ------------      ------------
                                             2,353,275           632,078         3,204,480
                                          ------------      ------------      ------------
 Net (Loss)                               ($ 2,269,450)     ($   632,078)     ($ 3,120,655)
                                          ============      ============      ============

Net loss per share, basic and diluted     ($      0.19)     ($      0.08)
                                          ============      ============

Weighted average number of shares
      outstanding, basic and diluted        12,145,448         8,178,472
                                          ============      ============

                                 MEMS USA, INC.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    PERIOD FROM NOVEMBER 17, 2000 (INCEPTION)
                              TO SEPTEMBER 30, 2004


                                                                                                                  Additional
                                                       Common  Stock                   Preferred  Stock             paid-in
                                                 Shares           Amount            Shares          Amount          capital
                                               -----------      -----------      -----------     -----------      -----------
Balance at November 17, 2000                                         $                                 $               $

Issuance of common stock;
      founders shares - November 2000            2,140,704            2,141               --              --             (891)

Net loss                                                --               --               --              --               --
                                               -----------      -----------      -----------     -----------      -----------

Balance at September 30, 2001                    2,140,704            2,141               --              --             (891)
Issuance of common stock;
      founders shares - July 2002                5,565,831            5,566                                            (2,316)
Issuance of common stock: for
      services - July 2002                         301,411              301                                           175,699
Net loss for the year ended
      September 30, 2002                                --               --               --              --               --
                                               -----------      -----------      -----------     -----------      -----------

Balance at September 30, 2002                    8,007,946            8,008                                           172,492
Issuance of common stock: for
      cash - October 2002                            8,563                9                                             4,991
Issuance of common stock: for
      cash - January 2003                           44,527               45                                            25,955
Issuance of common stock: for
      cash - February 2003                          97,616               98                                            56,902
Issuance of common stock: for
      cash - March 2003                             17,126               17                                             9,983
Issuance of common stock: for
      cash - April 2003                              8,563                9                                             4,991
Issuance of common stock: for
      cash - May 2003                               25,688               26                                            14,974

                                                                     Deficit
                                                                      during           Total
                                                  Subscriptions     development     stockholders'
                                                    receivable         stage           deficit
                                                   -----------      -----------      -----------
Balance at November 17, 2000                            $                $                 $

Issuance of common stock;
      founders shares - November 2000                       --               --            1,250

Net loss                                                    --               --               --
                                                   -----------      -----------      -----------

Balance at September 30, 2001                               --               --            1,250
Issuance of common stock;
      founders shares - July 2002                       (2,050)                            1,200
Issuance of common stock: for
      services - July 2002                                                               176,000
Net loss for the year ended
      September 30, 2002                                    --         (219,127)        (219,127)
                                                   -----------      -----------      -----------

Balance at September 30, 2002                           (2,050)        (219,127)         (40,677)
Issuance of common stock: for
      cash - October 2002                                                                  5,000
Issuance of common stock: for
      cash - January 2003                              (10,000)                           16,000
Issuance of common stock: for
      cash - February 2003                              (2,000)                           55,000
Issuance of common stock: for
      cash - March 2003                                                                   10,000
Issuance of common stock: for
      cash - April 2003                                 (5,000)                               (0)
Issuance of common stock: for
      cash - May 2003                                                                     15,000

                                 MEMS USA, INC.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    PERIOD FROM NOVEMBER 17, 2000 (INCEPTION)
                              TO SEPTEMBER 30, 2004

                                                                                                                  Additional
                                                       Common  Stock                   Preferred  Stock             paid-in
                                                 Shares           Amount            Shares          Amount          capital
                                               -----------      -----------      -----------     -----------      -----------
Issuance of common stock: for
      cash - June 2003                              34,251               34                                            19,966
Issuance of common stock: for
      service - August 2003                          3,425                3                                             1,997
Issuance of common stock: for
      cash - September 2003                        325,387              325                                           189,675
Issuance of common stock: for
      service - September 2003                      16,441               16                                             9,584
Issuance of Series "A" preferred
      stock for cash - June 2003                                                      10,000              10           12,490
Issuance of Series "A" preferred
      stock for cash - July 2003                                                      12,000              12           14,988
Issuance of Series "A" preferred
      stock for cash - August 2003                                                    34,000              34           42,466
Issuance of Series "A" preferred
      stock for cash - September 2003                                                 30,000              30           37,470
Preferred stock dividends                                                                                              (6,100)
Net loss for the year ended
      September 30, 2003                                --               --               --              --               --
                                               -----------      -----------      -----------     -----------      -----------

Balance at September 30, 2003                    8,589,533            8,590           86,000              86          612,824
Cash received for stock subscription
      October 2003
Issuance of common stock upon
      exercise of option - October 2003              5,138                5                                             2,995

                                                                     Deficit
                                                                      during           Total
                                                  Subscriptions     development     stockholders'
                                                    receivable         stage           deficit
                                                   -----------      -----------      -----------
Issuance of common stock: for
      cash - June 2003                                                                    20,000
Issuance of common stock: for
      service - August 2003                                                                2,000
Issuance of common stock: for
      cash - September 2003                                                              190,000
Issuance of common stock: for
      service - September 2003                                                             9,600
Issuance of Series "A" preferred
      stock for cash - June 2003                        (6,250)                            6,250
Issuance of Series "A" preferred
      stock for cash - July 2003                       (12,500)                            2,500
Issuance of Series "A" preferred
      stock for cash - August 2003                                                        42,500
Issuance of Series "A" preferred
      stock for cash - September 2003                   37,470          (12,500)          25,000
Preferred stock dividends                                                                 (6,100)
Net loss for the year ended
      September 30, 2003                                    --         (632,078)        (632,078)
                                                   -----------      -----------      -----------

Balance at September 30, 2003                          (50,300)        (851,205)        (280,005)
Cash received for stock subscription
      October 2003                                      48,250                            48,250
Issuance of common stock upon
      exercise of option - October 2003                                                    3,000

                                 MEMS USA, INC.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    PERIOD FROM NOVEMBER 17, 2000 (INCEPTION)
                              TO SEPTEMBER 30, 2004


                                                                                                                  Additional
                                                       Common  Stock                   Preferred  Stock             paid-in
                                                 Shares           Amount            Shares          Amount          capital
                                               -----------      -----------      -----------     -----------      -----------
Issuance of Series "A" preferred
      stock for salaries - October 2003                                              182,600             183          228,067
Issuance of Series "A" preferred
      stock for cash - October 2003                                                   40,000              40           49,960
Issuance of common stock: for
      services - October 2003                      600,014              600                                           349,760
Issuance of Series "A" preferred
      stock for cash - November 2003                                                  29,000              29           36,221
Issuance of common stock: for cash
      October 2003 and November 2003               137,005              137                                            79,863
Issuance of common stock: for
      cash - November 2003                           5,138                5                                             2,995
      stock for cash - December 2003                                                  40,000              40           37,460
Issuance of Series "A" preferred
      stock for cash - December 2003                                                  10,000              10           12,490
Cash received for stock subscription-
      January 2004
Issuance of common stock in connection
      with Lumalite reverse merger               3,341,456            3,341                                            (3,341)
Series "A" preferred stock conversion                                              (387,600)            (388)            (276)
      issuance of common stock                     663,753              664
Issuance of common stock: for
      services - July 2004                          47,500               48                                           122,028
Issuance of common stock for cash Private
      Investment Public Entity - July 2004       1,441,846            1,442                                         1,531,494
Issuance of common stock: for
      Warrants Exercised                           210,294              210                                           262,923

                                                                   Deficit
                                                                    during           Total
                                                Subscriptions     development     stockholders'
                                                  receivable         stage           deficit
                                                 -----------      -----------      -----------
Issuance of Series "A" preferred
      stock for salaries - October 2003                                                228,250
Issuance of Series "A" preferred
      stock for cash - October 2003                                                     50,000
Issuance of common stock: for
      services - October 2003                                                          350,360
Issuance of Series "A" preferred
      stock for cash - November 2003                                                    36,250
Issuance of common stock: for cash
      October 2003 and November 2003                                                    80,000
Issuance of common stock: for
      cash - November 2003                                                               3,000
      stock for cash - December 2003                                                    37,500
Issuance of Series "A" preferred
      stock for cash - December 2003                 (12,500)                                0
Cash received for stock subscription-
      January 2004                                    12,500                            12,500
Issuance of common stock in connection
      with Lumalite reverse merger                                                           0
Series "A" preferred stock conversion                                                     (664)
      issuance of common stock                                                             664
Issuance of common stock: for
      services - July 2004                                                             122,075
Issuance of common stock for cash Private
      Investment Public Entity - July 2004                                           1,532,936
Issuance of common stock: for
      Warrants Exercised                                                               263,132

                                 MEMS USA, INC.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    PERIOD FROM NOVEMBER 17, 2000 (INCEPTION)
                              TO SEPTEMBER 30, 2004


                                                                                                                  Additional
                                                       Common  Stock                   Preferred  Stock             paid-in
                                                 Shares           Amount            Shares          Amount          capital
                                               -----------      -----------      -----------     -----------      -----------
Issuance of common stock: for
      services - Redwood consultants                50,000               50                                            97,450
Net loss for the year ended
      September 30, 2004                                --               --               --              --               --
                                               -----------      -----------      -----------     -----------      -----------

Balance at September 30, 2004                   15,091,676           15,092                0              (0)       3,422,911
                                               ===========      ===========      ===========     ===========      ===========

                                                                   Deficit
                                                                    during           Total
                                                Subscriptions     development     stockholders'
                                                  receivable         stage           deficit
                                                 -----------      -----------      -----------
Issuance of common stock: for
      services - Redwood consultants                                                    97,500
Net loss for the year ended
      September 30, 2004                                  --       (2,269,450)      (2,269,450)
                                                 -----------      -----------      -----------

Balance at September 30, 2004                         (2,050)      (3,120,655)         315,298
                                                 ===========      ===========      ===========

                                 MEMS USA, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                            From November 17,
                                                                 For the year ended          2000 (inception)
                                                             Sept. 30, 2004  Sept. 30, 2003  to Sept. 30, 2004
                                                             --------------  --------------  -----------------
Cash flows provided by (used for)
  operating activities:

      Net loss                                                  (2,269,450)       (632,078)     (3,120,655)
                                                                ----------      ----------      ----------
      Adjustments to reconcile net loss to
        net cash used for operating activities:
         Depreciation                                               33,023          13,186          46,923
         Common stock issued for services                          798,290          11,600         985,890
      (Increase) decrease in assets:
         Contract in progress                                       35,000         (70,000)        (35,000)
         Prepaid expenses                                          (87,196)              0         (87,196)
         Deposits                                                   (5,686)        (49,140)        (54,826)
      Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                      40,329         271,238         355,280
         Accrued salaries to be paid by issuance of
            common stock                                          (228,250)        228,250               0
         Deferred revenue                                          (28,333)              0         (28,333)
                                                                ----------      ----------      ----------
               Total adjustments                                   557,177         405,134       1,182,738
                                                                ----------      ----------      ----------
               Net cash provided by (used for) operating        (1,712,273)       (226,944)     (1,937,917)
               activities
                                                                ----------      ----------      ----------

Cash flows used for investing activities -
      Purchase of property and equipment                          (211,623)       (147,796)       (359,419)
      Construction in progress                                    (289,740)              0        (289,740)
               Total cash used for investing activities           (501,363)       (147,796)       (649,159)
                                                                ----------      ----------      ----------

Cash flows provided by financing activities:
      Convertible loan                                             150,000               0         150,000
      Common stock issued for cash                               2,066,462         307,189       2,374,851
      Series 'A' preferred stock issued for cash                         0          88,664          88,664
                                                                ----------      ----------      ----------
               Net cash provided by financing activities         2,216,462         395,853       2,613,515
                                                                ----------      ----------      ----------

Net increase in cash and cash equivalents                            2,826          21,113          26,439
Cash and cash equivalents, beginning of period                      23,613           2,500               0
                                                                ----------      ----------      ----------
Cash and cash equivalents, end of period                            26,439          23,613          26,439
                                                                ==========      ==========      ==========

Supplemental disclosure of cash flow information:
      Income taxes paid                                                800               0             800
                                                                ==========      ==========      ==========
      Interest paid                                                      0               0               0
                                                                ==========      ==========      ==========

      Common stock issued for services                             798,290          11,600         985,890
                                                                ==========      ==========      ==========
      Dividends accrued                                                  0           6,100           6,100
                                                                ==========      ==========      ==========
      Stock issued in exchange for subscriptions receivable        140,000          48,250         190,300
                                                                ==========      ==========      ==========

(1)   COMPANY & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      NATURE OF BUSINESS:

      MEMS USA, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and changed its domicile to the State of Nevada on April 12, 2002. The business and operations have changed substantially since the last annual report. On February 18, 2004, the Company acquired all of the outstanding shares of MEMS USA, Inc., a California Corporation ("MEMS CA") incorporated in November 2000. In May 2004, the Company acquired from PTI Technologies certain technologies relating to Intelligent Filtration Systems ("IFS"). These systems are used in refineries to filter chemicals used to process oil and chemicals. IFS systems are also utilized in nuclear power plants. On October 1, 2004, the Company acquired two Texas corporations, Bott Equipment Company, Inc. ("Bott") and Gulfgate Equipment, Inc. ("Gulfgate"). In November 2004, the Company formed a joint venture, Can Am Ethanol One, Inc. Management believes that these strategic acquisitions and alliances will allow the Company to grow the businesses.

      MEMS CA is an engineering and design firm engaged in the development and sale of instrumentation, blending skids and Intelligent Filtration
      Systems. During 2004, MEMS CA's engineers designed and constructed an acoustic viscometer. This instrument utilizes sound waves traveling through a fluid stream to determine the fluid's viscosity. To date, the Company has determined that the instrument may be utilized to measure the viscosity of a range of aqueous and organic fluids, including, refined and crude oils. The Company has filed a provisional patent application respecting this device and anticipates filing one or more utility patents respecting this device in the near future. MEMS CA is presently developing a multi-variant pressure, temperature and flow meter to be used in industrial applications.

      During 2004, MEMS CA's engineers also developed blending skid technology. One skid can mix three organic fluids, in differing percentages with extreme accuracy. One of the Company's long term goals is to be able to utilize its blending skid technology to mix ethanol with motor gasoline. When properly mixed, ethanol and gasoline provide a higher octane, cleaner burning fuel for automobiles.

      MEMS CA's engineers have also been charged by the Company to oversee the Company's IFS business. These systems are utilized to filter wastes from oil or water streams. Unlike a typical canister system, such as the oil filter in an automobile, which needs to be periodically replaced and disposed of, the filters utilized in intelligent filtration systems can last for decades. Furthermore, the filter system is self cleaning. Once the system recognizes that its filter is becoming clogged by debris filtered from the fluid flow, it turns the fluid flow through the filter off and "back flushes" the debris caked on the filter into a collection decanter. The system then turns the fluid flow through the system back on through the freshly cleaned filter. The filter cleaning process takes only seconds to complete and repeats as necessary to assure optimum filtration. A facility utilizing IFS technology needn't dispose of contaminated filters, but only need to dispose of the

(1)   COMPANY & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      NATURE OF BUSINESS:

      contaminate itself. Thus, while a filtration system based upon IFS technology typically requires a greater capital investment on the part of the purchaser, these costs are offset in the long run by savings in filter replacement and disposal costs. The Company anticipates that it may be able to utilize its intelligent filtration systems as an integral part of any ethanol production facility that it may design. The Company is presently aware of three competitors offering similar technologies to MEMS' IFS technology.

      Presently, MEMS CA's utilizes a combination direct sales force as well as commissioned sales representatives to market and distribute its products. MEMS CA targets niche business segments and is not dependent upon any one or a few major customers. A typical contract requires MEMS CA to create a product that previously did not exist or improve upon an existing technology using MEMS (Micro Electro Mechanical Systems) devices. The vast majority of the monies raised since the Company's acquisition of MEMS CA have been utilized to fund MEMS CA's acquisition and development of new technologies.

      Gulfgate produces particulate filtration equipment utilized in the oil and power industries. Gulfgate also produces vacuum dehydration and coalescing systems that are utilized to remove water from ground based turbine engine oil. These same systems are used by electric power generation facilities to remove water from transformer oils. To help meet its customer's diverse needs, Gulfgate maintains and operates a fleet of filtration and dehydration systems. Presently, Gulfgate utilizes a combination direct sales force as well as commissioned sales representatives to market and distribute its products.

      Bott is a stocking distributor for various lines of industrial pumps, valves and instrumentation such as those utilized in MEMS CA's IFS and blending skid systems. Bott specializes in the construction of aviation and refueling systems, including, but not limited to helicopter refueling systems on oil rigs throughout the world. Bott also constructs refueling systems for commercial marine vessels. Bott's customers include chemical plants, refineries, power plants and other industrial applications. Bott utilizes a combination direct sales force as well as commissioned sales representatives to market and distribute its products.

      Can Am was created to manufacture, own and operate ethanol production facilities. The joint venture will utilize a synthetic biomass conversion process to convert waste materials into ethanol. The Company is aware of several commercially available conversion processes which management believes will meet the requirements and are presently evaluating the processes with relation to their required capital investment, operating costs, conversion yield and product quality as a prerequisite to licensing or acquiring the process technology. It is anticipated that the ethanol manufactured by the joint venture will be sold to companies which blend ethanol with motor fuel. The blending of ethanol with motor fuel reduces emissions and will help countries such as Canada meet the Kyoto accords for reduced greenhouse gas emissions. The Company intend to develop several ethanol plants in Canada that will use a synthetic biomass conversion process, subject to receipt of required funding. The Company estimates that each ethanol plant will require approximately $150 million in capital.

(1)   COMPANY & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      NATURE OF BUSINESS:

      group, headquartered in Westlake Village, California, will develop the engineering data and direct the plant engineering and construction projects. It is anticipated that the Company's Texas subsidiaries will be called upon to supply instrumentation for the project and assist in its modular construction.

      The Company is presently in the process of integrating the subsidiaries, which management believes will promote efficiency and lower operating costs. While each of these subsidiaries will remain a separate operating entity, management intends to optimize the resources of each. MEMS CA's primary responsibility will be to design and engineer new products and systems for the energy sector. It is anticipated that Bott will supply component parts for these systems, which will be assembled in Texas under MEMS CA's supervision. The Company has already transferred the IFS and other technologies to Texas in order to establish lines of communication and a working relationship. The Company also anticipates that once the necessary funding is obtained, the symbiotic relationship between its subsidiaries will allow it to engineer, design, and partially construct ethanol plants for the Canadian joint venture.

      BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATION:

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no substantial established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

      We have limited available working capital and require significant additional capital in order to sustain our operations. As of September 30, 2004, we had total current assets of $148,600 and a working capital deficit of $211,800. We believe that we require a minimum of $1,800,000 in order to fund our planned operations over the next 12 months, in addition to the capital required for the establishment of any ethanol production facilities. We plan to obtain the additional working capital through private placement sales of our equity securities. However, as of the date of this report, we have no commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued operations will be materially adversely affected.

      FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. For certain of the Company's financial instruments, including accounts receivable (trade and related party), notes receivable and accounts payable (trade and related party), and accrued expenses, the carrying amounts approximate fair value due to their short maturities.


      USE OF ESTIMATES:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      CONCENTRATION OF CREDIT RISK:

      The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash with various major financial institutions and performs evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any institution. The Company extends credit to customers based upon an evaluation of the customer's financial condition and credit history and generally requires no collateral. The Company's customers are principally located throughout North America, and their ability to pay amounts due to the Company may be dependent on the prevailing economic conditions of their geographic region. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company's credit losses for the periods presented are insignificant and have not significantly exceeded management's estimates.

      CASH AND CASH EQUIVALENTS:

      All highly liquid investments maturing in three months or less when purchased are considered as cash equivalents.

      CONTRACTS IN PROCESS:

      Costs incurred on contracts in process consists of development costs, engineering, materials and labor related to the development of prototype products for specific contracts with customers net of reserves for any anticipated contract losses. At September 30, 2004 such costs related to one contract for which no reserves have been provided.

      PROPERTY AND EQUIPMENT:

      Property and equipment are stated at cost. Depreciation of equipment is provided for by the straight-line method over their estimated useful lives. Construction-in-progress includes a commitment to purchase a general aviation aircraft. Total cost of this four seat single engine aircraft is estimated at $400,000 of which $289,740 has been incurred. It is estimated that the aircraft will be put into service in fourth quarter 2005. The aircraft has been funded with operating capital. This aircraft will provide MEMS USA management with a cost effective and efficient means of supporting our subsidiaries in Houston, the joint venture in Canada as well as various other on-going projects.

      REVENUE RECOGNITION:

      The Company plans to follow the percentage of completion method of accounting for future contracts. However, because the Company has not yet established a history on which determinable estimates of revenues and costs can be made, the completed contract method of accounting is applied for the one contract outstanding as of September 30, 2004.

      SHIPPING AND HANDLING COSTS:

      The Company expenses shipping and handling costs as incurred and includes the expense in selling, general and administrative expenses.

      ADVERTISING COSTS:

      The Company will expense the cost of advertising as incurred. There was no advertising charged to operations for the period ended September 30, 2004.

      INCOME TAXES:

      Provisions for federal and state income taxes are calculated on reported financial statement income based on the current tax law. Such provisions differ from the amounts currently payable because certain items of income and expense, known as temporary differences, are recognized in different tax periods for financial reporting purposes than for income tax purposes. Deferred income taxes are the result of the recognition of tax benefits that management expects to realize from the utilization of net operating loss carry-forwards. The amounts recorded are net of valuation allowances and represent management's estimate of the amount that is more likely than not to be realized.

      COMPREHENSIVE LOSS:

      As comprehensive loss consists only of net losses, a Schedule of Comprehensive Loss has not been included in these financial statements.

      Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 4,882,819 shares and 4,136,263 shares of common stock equivalents for the year ended September 30, 2004 and 2003, respectively, which were excluded because of their antidilutive effect.

      RECENT ACCOUNTING PRONOUNCEMENTS:

      In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" which provides guidance on the accounting for the acquisition of a financial institution. SFAS No. 147 removes acquisitions of financial institutions from the scope of both FASB Statement No. 72 and FASB Interpretation No. 9 and requires that those transactions be account for in accordance with FASB Statements No. 141 and 142. Additionally, SFAS No. 147 amends FASB Statement No. 144, "Accounting for the Impairment or
      Disposal of Long-Lived Assets", to include in its scope long-term customer- relationship intangible assets of financial institutions. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

      In  November   2002,  the  FASB  issued   Interpretation   No.  (FIN)  45,
      "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, regardless of which method of accounting is chosen, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement was effective for fiscal years beginning after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did have a material impact on the Company's financial position or results of operations.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46's consolidation criteria are based on analysis of risks and reward, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

      During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time- Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time- Sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

      This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the FASB issued SFAS No.153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis.

      By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value- based method been used. Public entities

      (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes the impact will not be significant.

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", APB 25 and related interpretations in accounting for its employee stock options because the alternatives fair value accounting provided for under SFAS Statement No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. Options granted to key consultants under the Plan are accounted for under SFAS 123 as interpreted by FIN 44. Under APB 25, because the exercise price of the Company's employee stock options equal or exceed the fair market value of the underlying stock on the date of grant, no compensation expenses is recognized.

      Pro forma information regarding net loss and loss per share, pursuant to the requirements of SFAS 123, for the years ended September 30, 2004 and 2003, are as follows:


                                                           2004             2003
                                                       -----------      -----------
Net loss, as reported                                  $(2,269,450)     $  (632,078)
Deduct:  Total stock-based employee compensation
  expense determined under the fair value
  Black-Scholes  method with a 3% volatility and a
  6% risk free rate of return assumption                  (267,893)        (424,930)
Pro forma net loss                                     $(2,537,343)     $(1,057,008)
                                                       -----------      -----------
Loss per share:

Basic and diluted - as reported                        $     (0.19)     $     (0.08)
                                                       ===========      ===========
Basic and diluted - pro forma                          $     (0.21)     $     (0.13)
                                                       ===========      ===========


(2)   PROPERTY AND EQUIPMENT:

      A summary at September 30, 2004 and 2003 is as follows:


                                                2004         2003
                                              --------     --------

            Furniture and Equipment           $ 36,050     $ 71,741
            Computer equipment                  76,076       45,447
            Lab equipment                      195,552       27,497
            Leasehold improvements              71,741       23,111
                                              --------     --------
                                               379,419      167,796
            Less accumulated Depreciation       46,923       13,900
                                              --------     --------
                                              $332,496     $153,896
                                              ========     ========

      Depreciation expense charged to operations totaled $33,023 and $13,186 for the year ended September 30, 2004 and 2003, respectively.

(3)   INCOME TAXES:

      There is no provision for income taxes for the periods presented. Net operating loss carry forwards have been offset in their entirety by a valuation allowance. The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:


                                                    2004         2003
                                                   ------       ------

       Federal Income Tax Rate                       35.0%        35.0%
       Current year losses:  loss for which no
       current benefit is provided                  (35.0)       (35.0)
                                                   ------       ------
       Effective Income Tax Rate                      0 %            0%
                                                   ======       ======


      The deferred tax asset results from net operating loss carry forwards of approximately $3.1 million of which $200,000 expires in 2017, $600,000 expires in 2018 and $2.3 million expires in 2019. The resulting asset of approximately $1.1 million is completely offset by a valuation allowance because of uncertainties as to its realization.

(4)   CONVERTIBLE LOAN PAYABLE:

      The principal amount of the convertible loan payable is $150,000 at an interest rate of 8% per annum paid quarterly. The loan is convertible into common stock, at any time within two (2) years (24 months by May 2005) at the conversion price of $2.20 or 68,182 shares. Each share converted entitles the holder to purchase one additional share of stock at an exercise price of $3.30 within the ensuing 12 months. Because the exercise price of the warrant significantly exceeded the market value of the stock on the date of grant, a Black Scholes valuation did not give rise to any significant value for the warrants.

      If at the end of the two-year period the loan has not been converted into common stock, the principal amount becomes due and payable.

(5)   STOCKHOLDERS' EQUITY:

      In November 2000, MEMS CA issued 2,140,706 shares of its $0.001 par value common stock in consideration for organizational costs incurred by one of the founding members.

      In July 2002, MEMS CA issued 5,565,831 shares of its $0.001 par value common stock as Founders' shares.

      In July 2002, MEMS CA issued 301,411 shares of its $0.001 par value common stock for cash and services.

      In October 2002, MEMS CA issued 8,563 shares of its $0.001 par value common stock for cash.

      In January 2003, MEMS CA issued 44,527 shares of its $0.001 par value common stock for cash.

      In February 2003, MEMS CA issued 97,616 shares of its $0.001 par value common stock for cash.

      In March 2003, MEMS CA issued 17,126 shares of its $0.001 par value common stock for cash.

      In April 2003, MEMS CA issued 8,563 shares of its $0.001 par value common stock for cash.

      In May 2003, MEMS CA issued 25,688 shares of its $0.001 par value common stock for cash.

      In June 2003, MEMS CA issued 34,251 shares of its $0.001 par value common stock for cash.

      In June 2003, MEMS CA issued 10,000 shares of its $0.001 Series `A' Preferred stock for cash.

      In July 2003, MEMS CA issued 12,000 shares of its $0.001 Series `A' Preferred stock for cash.

      In August 2003, MEMS CA issued 3,425 shares of its $0.001 par value common stock for cash.

      In August 2003, MEMS CA issued 34,000 shares of its $0.001 Series `A' Preferred stock for cash.

      In September 2003, MEMS CA issued 30,000 shares of its $0.001 Series `A' Preferred stock for cash.

      In September 2003, MEMS CA issued 325,387 shares of its $0.001 par value common stock for cash.

      In September 2003, MEMS CA issued 16,441 shares of its $0.001 par value common stock in-exchange for services.

      In October 2003, MEMS CA issued 5,138 shares of its $0.001 par value common stock upon exercise of option.

      In October 2003, MEMS CA issued 182,600 shares of its $0.001 par value Series "A" preferred stock in-exchange for services.

      In October 2003, MEMS CA issued 40,000 shares of its $0.001 par value Series "A" preferred stock for cash.

      In October 2003, MEMS CA issued 600,014 shares of its $0.001 par value common stock in-exchange for services.

      In November 2003, MEMS CA issued 29,000 shares of its $0.001 par value Series "A" preferred stock for cash.

      In October and November 2003, MEMS CA issued 137,005 shares of its $0.001 par value common stock for cash.

      In November 2003, MEMS CA issued 5,138 shares of its $0.001 par value common stock for cash.

      In December 2003, MEMS CA issued 50,000 shares of its $0.001 par value Series "A" preferred stock for cash.

      In December 2003, the Company issued 3,230,000 shares of its $0.001 par value common stock in connection of reverse merger with Lumalite and forgiveness of debts. In addition 111,456 shares of its $0.001 par value common stock were issued to its shareholders in reverse stock split of 200 shares of Lumalite to 1 share of MEMS USA.

      In February 2004, the Company issued 663,753 shares of its $0.001 par value common stock in exchange for all outstanding Series "A" MEMS CA preferred stock (387,600 shares) in a reverse merger and reorganization.

      The preferred shares receive a dividend of 8% of the Liquidation Preference Amount (i.e. face amount of shares plus unpaid dividends, if any). Dividends will accrue from the issue date with the first payment due on September 20, 2003 for the period ending September 30, 2003 and are payable each quarter thereafter, on December 20th, March 20th, June 20th and September 20th. The preferred shares are convertible at any time into one share of the Common Stock of Mems USA, Inc. at a price of $1.25 per share. The preferred shares are also redeemable by the Company for cash at any time 24 months after the Series A 8% Convertible Preferred Stock is issued by making a cash payment equal to $1.50 per share plus all accrued but unpaid dividends. As of February 18, 2004 all outstanding Series "A" preferred stock (387,600 shares) were exchanged for 663,753 shares of $0.001 par value common stock in a reverse merger and reorganization.

      In June 2004, the Company issued 106,065 shares of its $0.001 par value common stock in-exchange for services.

      In July 2004, the Company issued 47,500 shares of its $0.001 par value common stock in-exchange for services.

      In June and July 2004, the Company issued 1,335,781 shares of its $0.001 par value common stock through private placement of securities for cash.

      In connection with a private placement of securities, the Company received $1,882,880 for the sale of its shares in private offering transactions. The transaction originally provided for the sale of up to $1,500,000
      (subsequently increased by consent of MEMS' board) in shares of the Company's unregistered common stock, $.001 par value per share, in minimum investment amounts of $10,000, sold to accredited investors within the meaning of Rule 501(a) of regulation D of the Securities Act of 1933. The shares were priced at a 30% discount from the closing price posted on the OTCBB on the day that the investment amount was received by the Company.

      In July and August 2004, the Company issued 210,294 shares of its $0.001 par value common stock for warrants exercised.

      In August 2004, the Company issued 50,000 shares of its $0.001 par value common stock in-exchange for services.

      In connection with the employment agreements referred to in Note (6) the Company has the option to repurchase the 4,500,000 founders shares for a three-year period of time until the Company becomes profitable, for $0.001 per share. These options expire July 2006. In the event of a merger or change in control this option expires.

(6)   EMPLOYEE STOCK OPTIONS:

      In connection with employment agreements, the Company has granted options to certain key executives to acquire common stock of the Company ("Options"). The number and the weighted average exercise prices of all options granted for the years ended September 30, 2004 and 2003 are as follows:

                                                2004                          2003
                                       --------------------------    ------------------------
                                                        Average                      Average
                                                       Exercise                     Exercise
                                           Number        Price         Number        Price
                                       ------------   -----------    ----------    ----------
Outstanding at beginning of the year     3,950,640     $    1.03     3,853,030     $    1.00
 Granted during the year                   152,748     $    2.07       297,610          1.33
 Outstanding at end of the year          4,100,388     $    1.55     3,950,640          1.03
 Exercisable at end of the year             54,537     $    1.08             0          1.03
 Exercised during the year                   3,000     $    1.00       200,000          1.25
 Cancelled during the year                       0                           0


(7)   EXCHANGE TRANSACTION:

      On February 18, 2004 the Company entered into an Agreement and Plan of Reorganization to acquire all of the issued and outstanding common stock of MEMS USA, Inc. (a California Corporation and private company "MEMS CA" in exchange for up to 10,000,000 shares (post split) of the registrant's common stock. Each of MEMS CA's outstanding common shares were converted into 1.7125634 shares of MEMS NV (formerly known as Lumalite Holdings, Inc., a public company with 3,385,779 shares outstanding prior to the transaction), subject to adjustment for the elimination of fractional shares. No fractional shares were issued. Instead, cash equal to $2.50 per share of eliminated fractional shares was paid to the stockholders. At the closing, MEMS CA became a wholly-owned subsidiary and the MEMS CA stockholders were issued 10,000,000 shares, owning approximately 80% of the outstanding common stock. Since the former stockholders of MEMS CA became the controlling stockholders of the Company after the transaction, it was accounted for as an acquisition of MEMS NV by MEMS CA, using reverse merger accounting.

(8)   COMMITMENTS:

      The Company leases the facility used for its operations under a lease agreement expiring December 31, 2008. The following is a schedule by years of future minimum base rental payments, excluding operating expenses, required under the operating lease, which represents non-cancelable lease terms in excess of one year as of September 30, 2004:

                           Facility Lease:
                           2005                          $123,600
                           2006                           123,600
                           2007                           123,600
                           2008                           123,600
                                                         --------
                                                         $494,400
                                                         ========

      Rent expense amounted to $121,981 and $94,810 for the years ended September 30, 2004 and 2003, respectively.

      The Company has employment agreements with certain key executives through 2006 providing aggregate annual compensation of approximately $1,059,000.

      In May 2004, the Company acquired from PTI Technologies certain technologies relating to Intelligent Filtration Systems ("IFS"). These systems are used in refineries to filter chemicals used to process oil and chemicals. IFS systems are also utilized in nuclear power plants. A percentage of the purchase price is contingent upon the sales of Intelligent Filtration Systems (IFS) during the first five years. On May 21, 2005 or upon sale of the first IFS system, the Company is required to pay PTI Technologies, Inc. the sum of $40,000.

(9)   SUBSEQUENT EVENTS:

      In October 2004, MEMS USA entered into a stock purchase agreement with Bott Equipment Company, Inc. ("BEC") and Gulfgate Equipment, Inc. ("GEI") (collectively, the "Companies") to purchase 100% of the outstanding shares of the two corporations from the Companies' president and sole shareholder, Mr. Mark Trumble ("Trumble").

      On November 15, 2004, Can Am Ethanol One, Inc. was created to manufacture, own and operate ethanol production facilities. The joint venture will utilize a synthetic biomass conversion process to convert waste materials into ethanol. We are aware of several commercially available conversion processes which we believe will meet our requirements and are presently evaluating the processes with relation to their required capital investment, operating costs, conversion yield and product quality as a prerequisite to licensing or acquiring the process technology. It is anticipated that the ethanol manufactured by the joint venture will be sold to companies which blend ethanol with motor fuel. The blending of ethanol with motor fuel reduces emissions and will help countries such as Canada meet the Kyoto accords for reduced greenhouse gas emissions. We intend to develop several ethanol plants in Canada that will use a synthetic biomass conversion process, subject to receipt of required funding. We estimate that each ethanol plant will require approximately $150 million in capital. MEMS USA's engineering group, headquartered in Westlake Village, CA, will develop the engineering data and direct the plant engineering and construction projects. It is anticipated that the Company's Texas subsidiaries will be called upon to supply instrumentation for the project and assist in its modular construction.

      On November 24, 2004 the Company implemented a stock incentive plan. The name of this plan is the MEMS USA, Inc. 2004 Stock Incentive Plan (the "PLAN"). The purpose of the Plan is to enable MEMS USA, Inc., a Nevada Corporation (the "COMPANY") and any Parent or Subsidiary to obtain and retain the services of high caliber employees, consultants, officers and Directors who will contribute to the Company's long range success and to provide incentives which are linked directly to increases in share value which will insure to the benefit of all stockholders of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, overall, are effective as of the end of the period covered by this report. The Company did record a significant number of adjustments during the fourth quarter to properly state the account balances at September 30, 2004. The Company has subsequently remedied this problem by hiring a Chief Financial Officer who will implement comprehensive closing procedures, including an analysis of all balance sheet accounts and significant income statement accounts. Except for the aforementioned changes there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated.

ITEM 8B. OTHER INFORMATION

      None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below are our directors and officers.

        NAME                  AGE                                  POSITION
--------------------          ---           --------------------------------------------------
Lawrence Weisdorn             46            Chief  Executive  Officer and Chairman of the Board
                                            of Directors

Dr. James A. Latty            58            President and Director

Daniel K. Moscaritolo         52            Chief Technology Officer, Chief
                                            Operating Officer and Director

Richard  W. York              56            Chief Financial Officer

      Mr. Weisdorn has served as our chief executive officer and chairman of our board of directors from the time of our acquisition of MEMS CA in February 2004. Mr. Weisdorn also served as our president from February 2004 to September 2004 and our chief financial officer from February 2004 to November 2004.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT, CONTINUED.

      Mr. Weisdorn is a founder of MEMS CA and has served as chief executive officer and chairman of the board of directors of that company since its inception in July 2002. From October 2000 through May 2002, Mr. Weisdorn served as chief financial officer and a director of LitFunding Corp., which was engaged in the business of providing litigation financing. Mr. Weisdorn also served as chief executive officer and a director of 3Dshopping.com, which was engaged in the business of developing and operating Internet web portals through which merchandisers would sell their goods and services online.

      Dr. Latty assumed the presidency of our company on September 9, 2004. Dr. Latty is also member of our board of directors. Since 1992, Dr. Latty has been president of JAL Engineering, an engineering services provider wholly-owned by Dr. Latty specializing in power and petro-chemical process technologies. From April 2000 to June 2004, Dr. Latty was a director of business development for Rockwell Scientific , Inc.

      Mr. Moscaritolo has served as our chief technology officer, chief operating officer and a member of our board of directors since February 2004. Mr. Moscaritolo is a founder of MEMS-California and has served as chief technology officer, chief operating officer and a director of that company since its inception in July 2002.

      Mr. York has served as our chief financial officer since November 2004. Mr. York served as controller of PTI technologies, Inc. from 2000 through October 2004 and Rantec Microwave & Electronics, Inc. from 1992 through 2000. PTI and Rantec are both subsidiaries of ESCO Technologies, Inc., a NYSE-listed producer of engineered products and systems for industrial and commercial applications.

      All directors serve for a three-year term and until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

AUDIT COMMITTEE FINANCIAL EXPERT

      We do not have an audit committee nor do we have a financial expert.

CODE OF ETHICS

      We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 5701 Lindero Canyon Road, Suite 2-100, Westlake Village, California 91362.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

      None of our officers, directors or 10% shareholders, namely Lawrence Weisdorn, James A. Latty, Daniel Moscaritolo, Richard W. York or Mark Trumble, have filed the reports required by Section 16(a). We have requested that all officers, directors and 10% stockholders file all required reports at their earliest opportunity.

ITEM 10. EXECUTIVE COMPENSATION.

      Cash Compensation of Executive Officers. The following table sets forth the cash compensation paid by us to our executive officers for services rendered during the fiscal years ended September 30, 2004, 2003 and 2002. The amounts for fiscal years 2003 and 2002 and part of 2004 represent compensation paid to Messrs. Weisdorn and Moscaritolo by MEMS-California, our wholly-owned subsidiary acquired by us in February 2004.


                                      ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                            ----------------------------------------  ------------------------------
     NAME AND POSITION       YEAR    SALARY   BONUS   OTHER ANNUAL    RESTRICTED    COMMON SHARES        ALL OTHER
                                                      COMPENSATION    STOCK          UNDERLYING        COMPENSATION
                                                                      AWARDS ($)   OPTIONS GRANTED
                                                                                     (# SHARES)
 -------------------------- ---------------------------------------- ----------- ------------------  --------------------
 Lawrence Weisdorn, CEO      2004   $354,000    --         --                       1,284,343(1)
                             2003     $-0-      --      $188,750                         --
                             2002     $-0-      --         --                            --

 Daniel K. Moscaritolo,                                  $94,770
   COO & CTO                 2004   $240,000                                        1,284,343(1)
                             2003      --                $15,256                         --
                             2002      --                                                --


                              OPTION/SAR GRANTS IN 2004 FISCAL YEAR
                                        INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------------------------
          NAME                   NUMBER OF          % OF TOTAL OPTIONS/SARS      EXERCISE OR      EXPIRATION DATE
                                 SECURITIES         GRANTED TO EMPLOYEES IN       BASE PRICE
                                 UNDERLYING               FISCAL YEAR               ($/SH)
                                OPTIONS/SARS
                                GRANTED (#)
-------------------------------------------------------------------------------------------------------------------
Lawrence Weisdorn               1,284,343(1)                 31.7%                  $1.00             07/01/06

Daniel K. Moscaritolo           1,284,343(1)                 31.7%                  $1.00             07/01/06

      (1) Represents options originally granted by MEMS-California in 2002 and assumed by us in connection with our acquisition of MEMS-California in February 2004.

               AGGREGATED OPTION/SAR EXERCISES IN 2004 FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                NUMBER OF
                                                                                SECURITIES            VALUE OF
                                                                                UNDERLYING           UNEXERCISED
                                                                               UNEXERCISED          IN-THE-MONEY
                                   SHARES ACQUIRED                           OPTIONS/SARS AT       OPTIONS/SARS AT
             NAME                  ON EXERCISE (#)      VALUE REALIZED            FY-END             FY-END ($)
                                                              ($)            (#)EXERCISABLE/        EXERCISABLE/
                                                                              UNEXERCISABLE         UNEXERCISABLE
-------------------------------   ------------------   ------------------    -----------------    ------------------
Lawrence Weisdorn                        --                   --              0 / 1,284,343       $-0- / $2,247,600(1)

Daniel K. Moscaritolo                    --                   --              0 / 1,284,343       $-0- / $2,247,600(1)

      (1) Based on a closing price of $1.75 per share for our common stock as quoted on the OTC Bulletin Board on September 30, 2004.

      (2) Compensation of Directors. At the present time, directors receive no compensation for serving as directors of the company, however, we may in the future begin to compensate our non-officer directors. All directors receive reimbursement for out-of-pocket expenses in attending board of directors meetings. From time to time, we may engage certain members of our board of directors to perform services on our behalf and will compensate such persons for the services that they perform.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock as of January 10, 2005 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group.


NAME AND ADDRESS (1)                          NUMBER OF SHARES  PERCENTAGE OWNED
--------------------                          ----------------  ----------------
Lawrence Weisdorn                                 2,752,568            16.75%

Dr. James A. Latty                                3,580,268(2)         20.54%

Daniel K. Moscaritolo                             2,593,969            15.78%

Richard W. York                                       5,000               (3)

Mark Trumble                                      2,047,393(4)          12.0%

All officers and directors as a group             8,711,061             49.9%
(four persons)

(1) Address is 5701 Lindero Canyon Road, Suite 2-100, Westlake Village, California 91362.

(2) Includes options granted to Dr. Latty to purchase 1,000,000 shares of our common stock.

(3)   Less than one percent.

(4) Includes 618,295 shares of our common stock that may be issued to Mr. Trumble pursuant to the Stock Purchase Agreement, Exhibit 10.5


Equity Compensation Plans

The following table sets forth certain information as of September 30, 2004 concerning our equity compensation plans:

                                                                                               Number of Common
                                   Number of Common                                            Shares Remaining
                               Shares to Be Issued Upon          Weighted- Average          Available for Issuance
                                Exercise of Outstanding          Exercise Price of               Under Equity
      Plan Category                     Options                 Outstanding Options            Compensation Plan
--------------------------     --------------------------     -------------------------     ------------------------
Equity  compensation plan                 N/A                           N/A                           N/A
approved by shareholders

Equity  compensation plan              4,853,029                       $1.20                          -0-
not approved by
shareholders (1)

-----------------

(1) Represents shares of common stock issuable upon exercise of options granted to our officers, Lawrence Weisdorn, Dr. James A. Latty and Daniel K. Moscaritolo, pursuant to written employment agreements. Does not include 1,850,000 shares of common stock reserved for issuance under the MEMS USA, Inc. 2004 Stock Incentive Plan approved by our board of directors in November 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

ITEM 13. EXHIBITS.

(A) INDEX TO EXHIBITS

3.1   Articles of Incorporation of the Registrant, as amended

3.2   Bylaws of the Registrant

10.1 Merger Agreement and Plan of Reorganization dated January 28, 2004 between Registrant and MEMS USA, Inc., a California corporation

10.2 Employment Agreement dated July, 1, 2002 between Lawrence Weisdorn and MEMS USA, Inc., a California corporation

10.3 Employment Agreement dated July, 1, 2002 between Daniel K. Moscaritolo and MEMS USA, Inc., a California corporation

10.4 Employment Agreement dated August 23, 2004 between Dr. James A. Latty and MEMS USA, Inc., a California corporation

10.5 Stock Purchase Agreement dated September 1, 2004 among Registrant Bott Equipment Company, Inc., Gulfgate Equipment, Inc. and Mark Trumble

21.1  List of Subsidiaries

23.1  Consent of Independent Certified Public Accountants

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Our board of directors has selected Stonefield Josephson, Inc. as our independent accountants to audit our consolidated financial statements for the fiscal year 2005. Stonefield Josephson, Inc. previously audited our consolidated financial statements for the two fiscal years ended September 30, 2004 and 2003.

AUDIT AND NON-AUDIT FEES

      Aggregate fees for professional services rendered to us by Stonefield Josephson, Inc. for the years ended September 30, 2004 and 2003 were as follows:

              Services Provided                              2004          2003
              -----------------                              ----          ----
              Audit Fees...........................        $19,200       $12,600
              Audit Related Fees...................        $17,000         $-0-
              Tax Fees.............................        $ 4,000         $-0-
              All Other Fees.......................          $-0-          $-0-
                      Total........................        $40,200       $12,600

AUDIT AND NON-AUDIT FEES

Audit Fees. The aggregate fees billed for the years ended September 30, 2004 and 2003 were for the audits of our annual financial statements and reports.

Audit Related Fees. The aggregate fees billed for the year ended September 30, 2004 were for review of our quarterly financial statements.

Tax Fees. The aggregate fees billed for the years ended September 30, 2003 and 2002 for professional services related to tax compliance, tax advice and tax retuns preparation.

All Other Fees. There were no other fees billed for the years ended September 30, 2004 and 2003 for services other than the services described above.

PRE-APPROVAL POLICIES AND PROCEDURES

      We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Stonefield Josephson, Inc. and the estimated fees related to these services.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MEMS USA, INC.

Date:  January   , 2005           By: /s/ Lawrence Weisdorn
                                      ------------------------------------------
                                      Lawrence Weisdorn, Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                  Title                                       Date
---------                                  -----                                       ----
/s/ Lawrence Weisdorn                      Chief Executive Officer and Director        January __, 2005
---------------------------
Lawrence Weisdorn


/s/ Richard  W. York                       Chief Financial Officer                     January __, 2005
------------------------------------
Richard  W. York


/s/ James A. Latty                         Director                                    January __, 2005
---------------------------
James A. Latty


/s/ Daniel K. Moscaritolo                  Director                                    January __, 2005
---------------------------
Daniel K. Moscaritolo