Form 10KSB/A
period 2004-09-30
MEMS USA INC
filed 2005-02-03
CIK 23778

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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


                                  MEMS USA, INC.

Date:  February 2, 2005           By: /s/ Lawrence Weisdorn
                                      ------------------------------------------
                                      Lawrence Weisdorn, Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                  Title                                       Date
---------                                  -----                                       ----
/s/ Lawrence Weisdorn                      Chief Executive Officer and Director        February 2, 2005
---------------------------
Lawrence Weisdorn


/s/ Richard  W. York                       Chief Financial Officer                     February 2, 2005
------------------------------------
Richard  W. York


/s/ James A. Latty                         Director                                    February 2, 2005
---------------------------
James A. Latty


/s/ Daniel K. Moscaritolo                  Director                                    February 2, 2005
---------------------------
Daniel K. Moscaritolo