Form 10QSB
period 2004-12-31
MEMS USA INC
filed 2005-02-22
CIK 23778

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

                         Commission file number 0-4846-3

                                 MEMS USA, INC.
                 (Name of small business issuer in its charter)

             Nevada                                        82-0288840
----------------------------------------    ------------------------------------
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                          identification no.)


5701 Lindero Canyon Road, Suite 2-100
Westlake Village, California                                  91362
----------------------------------------    ------------------------------------
(Address of principal executive offices)                   (Zip code)


          Issuer's telephone number, including area code (818) 735-4750
                                                         --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

The number of shares of the common stock outstanding as of January 11, 2005 was 16,431,077.

                   Documents incorporated by reference: None.

                                 MEMS USA, INC.

                        Table of contents for Form 10-QSB

                         Quarter Ended December 31, 2004

                                                                                         Page
                                                                                        Number
PART 1 - FINANCIAL INFORMATION                                                             1

        ITEM 1.  Financial Statements

            o     Consolidated Balance Sheet as of December 31, 2004 (unaudited)           2


            o     Consolidated Statements of Operations (unaudited)                        3


            o     Consolidated Statements of Cash Flows (unaudited)                        4


            o     Notes to Consolidated Financial Statements (unaudited)                   5



        ITEM 2.  Management's Discussion and Analysis or Plan of Operations               12

        ITEM 3.  Controls And Procedures                                                  15

PART II - OTHER INFORMATION                                                               16

        ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds               16

        ITEM 5. Other Information                                                         16

        ITEM 6.  Exhibits                                                                 16

                                    MEMS USA

                           Consolidated Balance Sheet
                                December 31, 2004
                                   (Unaudited)


                                 ASSETS                                 2004
                                                                    -----------
Current Assets:
      Cash and cash equivalents                                     $    64,269
      Accounts receivable                                             1,403,804
      Inventories                                                       602,124
      Other current assets                                              107,810
                                                                    -----------
      Total current assets                                            2,178,007
                                                                    -----------
Plant, property and equipment,                                        2,136,381
Other assets                                                            343,746
Goodwill                                                                337,819
                                                                    -----------
      Total assets                                                  $ 4,995,953
                                                                    ===========
                                                                    -----------

      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable and accrued expenses                         $ 1,288,349
      Lines of credit                                                   981,055
      Current portion of long-term debt                                  65,132
      Deferred revenue                                                   10,550
                                                                    -----------
                                                                      2,345,086

                                                                    -----------
Long term liabilities                                                   232,799
Loan from shareholder                                                    50,000
Common shares with mandatory redemption feature                       1,400,000
                                                                    -----------
      Total Liabilities                                               4,027,885
Stockholders' equity (deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized,
      16,431,077 shares issued and outstanding                           16,431
Stock subscriptions receivable                                           (2,050)
Additional paid in capital                                            4,309,787
Retained earnings (Deficit)                                          (3,356,100)
                                                                    -----------
      Total stockholders' equity                                        968,068
                                                                    -----------
         Total liabilities and stockholders' equity                 $ 4,995,953
                                                                    ===========

                                    MEMS USA

                      Consolidated Statement of Operations
                         Three Months ended December 31
                                   (Unaudited)


                                                    2004               2003
                                                ------------       ------------
Revenues
      Sales                                     $  3,014,697                  0
Cost of sales                                      2,154,487            104,116
Gross profit                                         860,210           (104,116)
Selling expenses                                      30,962                  0
General & administrative                           1,066,542            354,173
Merger Related Expense                                     0            350,360
                                                ------------       ------------

Loss from operations                                (237,294)          (808,649)
Other income and (expenses)                            2,862                  0
                                                ------------       ------------
Net Loss                                        ($   234,432)      ($   808,649)
                                                ============       ============

Net loss per share, basic and diluted                  (0.01)             (0.09)
                                                ============       ============

Weighted average number of shares
      outstanding, basic and diluted              16,410,871          9,325,466
                                                ============       ============

                                    MEMS USA
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         Three months ended December 31
                                   (Unaudited)

                                                                             2004             2003
                                                                          -----------      -----------
Cash flows provided by (used for) operating activities:
    Net loss                                                              ($  234,432)     ($  808,649)
                                                                          -----------      -----------
    Adjustments to reconcile net loss to net cash used
      for operating activities:
       Depreciation                                                            30,811            6,798
       Common stock issued for services                                             0          433,360
    Change in assets and liabilities net of effects from
      purchase of Bott and Gulfgate:
    (Increase) decrease in assets:
       Accounts receivable                                                   (396,953)               0
       Inventories                                                            131,803                0
       Other current assets                                                    28,558           13,333
    Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                                  216,824          149,578
       Lines of credit                                                        124,657                0
       Current portion of long-term debt                                       14,682                0
       Deferred revenue                                                        10,550           10,000
                                                                          -----------      -----------
               Total adjustments                                              160,932          613,069
                                                                          -----------      -----------
               Net cash provided by (used for) operating activities           (73,500)        (195,580)

Cash flows used for financing activities:
    Purchase of property and equipment                                            820           (2,540)
                                                                          -----------      -----------
               Total cash (used for) investing activities                         820           (2,540)
Cash flows provided by financing activities:
    Long term liabilities                                                      55,437                0
    Collection of stock subscription receivable                                     0           48,250
    Series A preferred stock issued for cash                                        0          136,250
    Loan from shareholder                                                      50,000                0
    Cash balance net of payments for purchase of Bott and Gulfgate              5,073                0
    Common stock issued for cash                                                    0            3,000
                                                                          -----------      -----------
               Net cash provided by financing activities                      110,510          187,500
                                                                          -----------      -----------

Net increase (decrease) in cash and cash equivalents                           37,830          (10,620)
Cash and cash equivalents, beginning of period                                 26,439           23,613
                                                                          -----------      -----------
Cash and cash equivalents, end of period                                  $    64,269      $    12,993
                                                                          ===========      ===========

Supplemental disclosure of cash flow information:
    Income taxes paid                                                               0                0
                                                                          ===========      ===========
    Interest paid                                                              19,286            8,706
                                                                          ===========      ===========

Supplemental disclosure of non-cash financing activities:
    Common stock (including $1,400,000 of shares subject to mandatory       2,250,000                0
       redemption feature) issued for acquisition of Bott and Gulfgate
    Common stock issued for services                                                0          434,867
    Dividends accrued                                                               0            6,100
    Stock issued in exchange for subscriptions receivable                           0           12,500

(1)   Company & Summary of Significant Accounting Policies:

      Nature of Business:

      MEMS USA, Inc. (the "Company") was incorporated in Nevada in 2002. The Company is comprised of three wholly owned subsidiaries, MEMS USA, Inc., a California Corporation ("MEMS CA"), Bott Equipment Company, Inc. ("Bott") and Gulfgate Equipment, Inc. ("Gulfgate"). In November 2004, the Company formed a joint venture, Can Am Ethanol One, Inc. ("Can Am"). We presently own fifty percent of Can Am.

      MEMS CA is an engineering and design firm engaged in the development and sale of instrumentation, blending skids and Intelligent Filtration Systems ("IFS").

      Gulfgate produces particulate filtration equipment utilized in the oil and power industries. Gulfgate also produces vacuum dehydration and coalescing systems that are utilized to remove water from turbine engine oil. These same systems are used by electric power generation facilities to remove water from transformer oils. To help meet its customer's diverse needs, Gulfgate maintains and operates a rental fleet of filtration and dehydration systems.

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

      MEMS CA, Bott and Gulfgate utilize a combination direct sales force as well as commissioned sales representatives to market and distribute its products.

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

      Accounts Receivable:

      Accounts receivable result from sales to customers. The Company has provided reserves for doubtful accounts in the amount of $51,640 that the Company believes are adequate.

      Inventories:

      Inventories are presented at the lower of cost or market, by the first-in, first-out method and consist of finished goods and work in process. Finished goods include materials, labor and manufacturing overhead.

(2)   Interim Financial Statements:

      The accompanying unaudited financial statements for the three months ended December 31, 2004 and 2003 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the period from November 17, 2000 (inception) to September 30, 2004 included in the Company's Form 10KSB/A.

(3)   Business Acquisition:

      On October 26, 2004 ("Closing Date"), effective October 1, 2004, the Company purchased 100% of the outstanding shares of two Texas corporations, Bott Equipment Company, Inc. ("Bott") and Gulfgate Equipment, Inc. ("Gulfgate") from their president and sole shareholder, Mr. Mark Trumble.

      Under the terms of the stock purchase agreement, the Company acquired 100% of the shares of Bott and Gulfgate from Mr. Trumble for $50,000 in cash and 1,309,677 shares of the Company's newly issued common stock.

      752,688 shares of the total shares issued to Trumble are subject to a one time put. The exercise of the put must occur, if at all, on or within 10 business days after the day which falls three hundred sixty-six (366) days after the Closing Date. Under the terms of the put, Trumble may exchange some or all of the 752,688 shares for an amount equal to $1.86 (which is the average price of the Company's stock on the OTC BBC for the thirty trading days comprising September 13, 2004 through October 22, 2004) times the number of shares exchanged by Trumble pursuant to the put. Should Trumble choose to exercise this put, the Company shall have sixty (60) days from the date of exercise to pay off any sums due thereby. The
      Company's performance under the terms of the put is secured by second deeds of trust with vendors' liens in favor of Trumble on certain parcels of the Companies' real estate.

      The 752,688 shares subject to the put, have been properly treated as a $1.4 million liability, pursuant to SFAS 150, until the terms of the put expire.

      The Company agreed to create an employee option plan for its employees and those of its affiliates, including, Bott and Gulfgate. In connection with said plan, the Company agreed to file an S8 Registration (securities to be offered to employees in employee benefit plans) within 30 days of the Closing Date. The Company had also agreed that it would issue Trumble an additional 123,659 shares of the Company's restricted stock if it failed to achieve this milestone. The Company filed an S8 Registration within 30 days of the Closing Date thereby achieving this milestone and avoiding the issuance of penalty shares to Mr. Trumble.

      The Agreement also provided that Trumble will personally introduce the Company's officers and representatives to five (5) qualified Texas bankers and that the Company will utilize its best efforts to remove Trumble's name as guarantor from said credit lines within 90 days of the fifth introduction. The Company has agreed that it will issue Trumble an additional 370,977 shares of restricted stock should it fail to achieve this milestone. Mr. Lawrence Weisdorn, Mr. Daniel Moscaritolo and Dr. James Latty have also agreed to join Trumble as guarantors on the Bott and Gulfgate credit lines. Mr. Weisdorn joined Trumble as guarantor on the Bott and Gulfgate credit lines in or around mid-November 2004. Mr. Moscaritolo and Dr. Latty have agreed to join as guarantors should the Company fail to recognize the milestone of removing Trumble's name as guarantor from the existing credit lines within the specified time period. As of the date of this report, only one personal introduction has occurred. Thus, the 90 day milestone has not been triggered.

      The Company agreed to secure a best efforts underwriting commitment letter from a qualified investment banker within 45 days of the Closing Date to raise a minimum of $2 million in equity capital. An additional 123,659 shares of the Company's restricted stock were to be issued to Trumble should the Company fail to achieve this milestone. The Company obtained a commitment letter within 45 days of the Closing Date thereby achieving this milestone and avoiding the issuance of penalty shares to Mr. Trumble. The Company also agreed, in connection with the $2 million equity raise, that the Company would receive $2,000,000 in gross equity funding within 120 days of the Closing Date. The Company has agreed that it will issue Trumble an additional 123,659 shares of its restricted stock should it fail to achieve this milestone. To date, this milestone remains outstanding.

      Finally, the Company has recognized that Trumble shall sell 326,344 shares of its stock at a purchase price of approximately $607,000 to private parties, including a related party Lawrence Weisdorn, Sr., the CEO's father and a shareholder and/or Weisdorn Sr.'s assignees pursuant to a written agreement between Trumble and Weisdorn Sr.. Should Trumble fail to recognize $607,000, through no fault of Trumble, the Company agreed to issue up to 494,636 shares of restricted stock to Trumble. The percentage of the Penalty Shares the Company shall issue, if any, shall be prorated in accordance with any monies received by Trumble during the 60-day period. It is further understood that the penalties are subject to the following schedule: (1) Trumble shall have recognized at least $75,000 within 15 days of the Closing Date or he shall receive up to 61,829 Penalty Shares; (2) Trumble shall recognize an additional $75,000 within 30 days of the Closing Date or he shall receive up to an additional 61,829 Penalty Shares; (3) Trumble shall recognize an additional $150,000 within 45 days of the Closing Date or he shall receive up to an additional 123,659 Penalty Shares; and (4) Trumble shall recognize an additional $307,000 within 60 days of Closing Date or he shall receive up to an additional 247,318 Penalty Shares. Each milestone is to be calculated as a stand-alone event. All of the above Penalty Share calculations shall be subject to a pro-rata offset for monies received that fall short of the indicated milestones.

      As of the date of this report, the Company, in order to avoid the issuance of 61,829 penalty shares, paid $75,000 directly to Mr. Trumble. The Company has recorded this payment as a reduction to additional paid-in capital. The Company intends to seek repayment of this expense from Mr. Weisdorn Sr.

      Mr. Trumble did not recognize $307,000 within 60 days of the closing date. As a result, the Company is obligated to issue 247,318 penalty shares to Mr. Trumble. Additionally, certain outstanding covenants may require us to issue up to 494,636 additional penalty shares in the event that we fail to satisfy the remaining covenants.

      Non-Competition Agreement:

      The agreement also provides that Trumble shall not for a period of eighteen (18) months following his separation from the Companies, unless permitted to do so by the Company, engage, directly or indirectly as an individual, representative or employee of others, in the business of designing, manufacturing or selling products in competition with the Company or any of its subsidiaries in any geographic area where the Company or its subsidiaries are doing business.

      Management believes that the acquisition of Bott and Gulfgate will provide the Company with cost effective means to engineer, manufacture and distribute products for its customers in the energy sector. Bott's components and Gulfgate's fabrication abilities may also be utilized to construct components to be used in Can AM Ethanol One, Inc.'s ethanol production facilities. The acquisition has been accounted for as a purchase transaction pursuant to SFAS 141 and accordingly, the acquired assets and liabilities assumed are recorded at their book values at the effective date of acquisition except for the real property which approximate the most current appraised value. Excess cost of $338,000 over the appraised real property and book value of the other acquired assets and liabilities assumed was assigned to goodwill.

      The following  table  summarizes  the estimated  fair values of the assets
      acquired  and  liabilities  assumed  at  the  date  of  acquisition:   (in
      thousands)


          Current assets                                        $1,846
          Property, machinery, furniture and equipment           1,873
                                                                ------
                  Total assets acquired                          3,719
                                                                ======

          Current liabilities                                    1,619
          Long term debt                                           138
                                                                ------
                  Total liabilities assumed                      1,757
                                                                ------
                  Net assets acquired                            1,962
          Excess Cost over fair value                              338
                                                                ------
                                                                $2,300
                                                                ======

      In the event that any purchase adjustments arise within one year of the purchase date, the foregoing allocation may be adjusted.

      The $2,300,000 purchase price was comprised of the following (in thousands of dollars):


                   Cash                                     $   50
                   Common Stock (1,309,677 shares)          $2,250
                                                            ------
                            Total                           $2,300
                                                            ======

      The following pro-forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of the quarter of December 31, 2004 and 2003. Amounts are in thousands except the per share amount.

                                                For the three months ended December 31

                                                         2004            2003
                                                         ----            ----
  Net sales                                             $3,015           1,521
  Gross profit                                             860             297
  Net loss attributable to common shareholders             234           1,158

  Net loss per share                                      0.01            0.09

(4)   Inventories:

      Inventories consist of finished goods of $323,000 and work in process in the amount of $ 279,000.

(5)   Property and Equipment:

      A summary at December 31, 2004 is as follows:

            Land                                        $  502,000
            Buildings                                    1,452,419
            Furniture, Machinery and equipment             167,996
            Automobiles and trucks                          91,700
                                                        ----------
                                 Total                   2,214,115

            Less accumulated depreciation                   77,734
                                                        ----------
                                                        $2,136,381
                                                        ==========

      Depreciation expense charged to operations totaled $30,811 and $85,423, respectively, for the three months ended December 31, 2004 and December 31, 2003.

(6)   Business Line of Credit - Bott:

      Bott maintains three lines of credit with a bank in Houston Texas. The credit lines are evidenced by three promissory notes, a Business Loan Agreement and certain commercial guarantees issued in favor of the bank. The material terms of these agreements follow:

      In May 2004, Bott entered into a promissory note with a bank whereby Bott may borrow up to $250,000 over a three year term. Bott may obtain credit line advances based upon its asset base. The note requires monthly payments of one thirty-sixth (1/36) of the outstanding principal balance plus accrued interest at the Bank's prime rate plus 1.0 percent.

      In June 2004, Bott executed a promissory note with a bank whereby Bott may borrow up to $600,000, at an interest rate equal to the bank's prime rate. The Note provides for monthly payments of all accrued unpaid interest due as of the date of each payment. The Note further provides for a balloon payment of all principal and interest outstanding on the Note's one year anniversary.

      In October 2004, Bott executed a promissory note with a bank that allows Bott to borrow up to $200,000, at an interest rate equal to the bank's prime rate plus 1.0 percent. The note provides for monthly payments of all accrued unpaid interest due. The note also provides for the payment of $66,666.00 in the months of December 2004 and January 2005 and payment of the remaining principal and interest in February 2005.

      All of the foregoing  promissory notes contain the following common terms:
      The notes specify that no advances under the notes may be used for personal, family or household purposes and that all advances shall be used solely for business, commercial agricultural or similar purposes. Bott may draw down on the lines of credit provided that: it is not in default under the note evidencing the particular line of credit or any other agreement that it might have with the bank; it is not insolvent; no guarantor has revoked or limited the terms of his or her guarantee respecting the note; Bott uses the funds available under the particular note for an unauthorized purpose; and/or the Bank believes that its interests under the note are insecure. The notes provide the following limitations on the use of methods and advancements respecting the credit line, and the bank may not honor requests for additional advances if: the requested advance would cause the amounts requested under the particular note to exceed its initial limit; Bott's checks or bank cards relating to the credit line are reported lost or stolen; the note is in default; or the amount requested is less than allowed under the note. The notes permit prepayment of all or part of the outstanding balances without penalty.

      The Agreements and Notes are secured by the inventory, chattel paper, accounts receivable and general intangibles. The Agreements and Notes are also secured by the personal performance guarantees of Mr. Mark Trumble and Mr. Lawrence Weisdorn (Commercial Guarantees). The Commercial Guarantees require the guarantors to assure that all payments due under the Note are timely made or to make such payments.

(7)   Business Line of Credit - Gulfgate:

      In June 2002, Gulfgate executed a promissory note ("Note") with a bank that allows Gulfgate to borrow up to $200,000 at an interest rate equal to the bank's prime rate, or a minimum interest rate of 5.00% per annum, whichever is greater. Gulfgate may draw down on the line of credit provided: that it is not in default on this Note or any other agreement that it might have with the bank; it is not insolvent; any guarantor revokes or limits the terms of his guarantee; the Borrower uses the funds available under the Note for an unauthorized purpose (i.e., other than for a business purpose without first obtaining the bank's written consent); and /or the bank believes that its interests are insecure. The Note provides the following limitations on the use of methods and advancements respecting the credit line, and the bank may not honor requests for advances if: the requested advance would cause the amounts requested under the Note to exceed $200,000; Gulfgate's checks or bank cards relating to the credit line are reported lost or stolen; the Note is in default; or the amount requested is less than allowed under the Note. The Note provides for monthly payments of all accrued unpaid interest due as of the date of each payment. The Note remains in force and effect until the bank provides notice to Gulfgate that no additional withdrawals are permitted (Final Availability Date). Thereafter, payments equal to either $250 or the outstanding interest plus one percent of the outstanding principal as of the Final Availability Date are due monthly until the Note is repaid in full. The Note allows for prepayment of all or part of the outstanding principal or interest without penalty. The Note is secured by Gulfgate's accounts with the bank, and by Gulfgate's inventory, chattel paper, accounts receivable, and general intangibles. The Agreement is also secured by the performance guarantees of Mr. Mark Trumble, Mr. Lawrence Weisdorn and the Company. The personal guarantees require the guarantors to assure that all payments due under the Note are timely made or to make such payments.

(8)   Promissory Note:

      In November 2002, Gulfgate executed a promissory note with a bank in the amount of $35,782 at an interest rate equal to the bank's prime rate plus one-quarter of one percent (0.25%) for a vehicle purchase. The term of the note is for forty-seven (47) months. The Note is secured by Gulfgate's deposit accounts at the bank.

(9)   Mortgage

      On May 31, 2002, Gulfgate entered into a $140,000 promissory note ("Note") with a bank in connection with the refinancing of Gulfgate's real estate. The Note bears a fixed interest rate of seven percent (7.00%) per annum as computed on a 360/365 day basis. The Loan provided for fifty-nine monthly payments of $1,267 due beginning July 2002 and ending June 2007. The Note may be prepaid without fee or penalty. The Note is secured by a deed of trust on Gulfgate's realty. Gulfgate is required under the terms of a separate agreement to provide replacement value fire and extended coverage insurance having a $2,500 deductible.

(10)  Financing Lease Agreement:

      In September 2002, Gulfgate entered into a non-cancelable debt financing agreement ("Agreement") with the bank's leasing corporation for the financing of certain equipment and a paint booth. The Agreement calls for the payment of forty-eight (48) monthly installment payments of $1,555.95 beginning September 2002 at the interest rate of 6.90 percent per annum. The total cost is $65,100.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Unless otherwise indicated, all references to our company include our wholly-owned subsidiaries, MEMS USA, Inc. a California corporation, Bott Equipment Company, Inc., a Texas corporation, Gulfgate Equipment, Inc., a Texas corporation and our joint venture Can Am Ethanol One, Inc., a British Columbia corporation.

Plan of Operations:

We are engaged in the business of developing and manufacturing advanced engineered products, systems and plants, mostly for the energy, oil and natural gas industries. Our business is divided into three operating divisions, including (i) the design, development and operation of ethanol facilities, (ii) the provision of systems and components to the energy sector, and (iii) the design, development and sale of micro electro mechanical systems (MEMS) for major scientific and engineering companies. As related in our annual report, in October 2004, the Company acquired two Texas corporations, Bott Equipment Company, Inc. ("Bott") and Gulfgate Equipment, Inc. ("Gulfgate"). In November 2004, the Company formed a joint venture, Can Am Ethanol One, Inc. ("Can Am"). As of the date of this report, the Company owns 50% of the outstanding shares of Can Am Ethanol One. The purpose of this joint venture is to design, build and operate one or more ethanol production facilities. We believe that these strategic acquisitions and alliances will allow us to grow our businesses.

MEMS CA was incorporated in November 2000. MEMS CA is an engineering and design firm. MEMS CA has been engaged in the development and sale of instrumentation, blending skids and Intelligent Filtration Systems (IFS). During 2004, MEMS CA's engineers designed and constructed an acoustic viscometer. This instrument utilizes sound waves traveling through a fluid stream to determine the fluid's viscosity. To date, the Company has determined that the instrument may be utilized to measure the viscosity of a range of aqueous and organic fluids, including, refined and crude oils. The Company has filed a provisional patent application respecting this device and anticipates filing one or more utility patents respecting this device in the near future. MEMS CA is presently developing a multi-variant pressure, temperature and flow meter for use in industrial applications.

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

MEMS CA's engineers have also been charged by the Company to oversee the Company's IFS business. These systems are utilized to filter wastes from amine, oil or water streams. Unlike a typical canister system, such as the oil filter in an automobile, which needs to be periodically replaced and disposed of, the filters utilized in intelligent filtration systems can last for decades. Furthermore, the filter system is self cleaning. Once the system recognizes that its filter is becoming clogged by debris filtered from the fluid flow, it turns the fluid flow through the filter off and "back flushes" the debris caked on the filter into a collection decanter. The system then turns the fluid flow through the system back on through the freshly cleaned filter. The filter cleaning process takes only seconds to complete and repeats as necessary to assure optimum filtration. A facility utilizing IFS technology needn't dispose of contaminated filters, but only need dispose of the contaminate itself. Thus, while a filtration system based upon IFS technology typically requires a greater capital investment on the part of the purchaser, these costs are offset in the long run by savings in filter replacement and disposal costs. The Company anticipates that it may be able to utilize its intelligent filtration systems as an integral part of any ethanol production facility that it may design. The Company is presently aware of three competitors offering similar technologies to MEMS IFS technology.

Presently, MEMS CA utilizes a combination direct sales force as well as commissioned sales representatives to market and distribute its products. MEMS CA targets niche business segments and is not dependent upon any one or a few major customers. A typical contract requires MEMS CA to create a product that previously did not exist or improve upon an existing technology using MEMS (Micro Electro Mechanical Systems) devices. The vast majority of the monies raised since the Company's acquisition of MEMS CA have been utilized to fund MEMS CA's acquisition and development of new technologies.

Gulfgate produces particulate filtration equipment utilized in the oil and power industries. Gulfgate also produces vacuum dehydration and coalescing systems that are utilized to remove water from ground based turbine engine oil. These same systems are used by electric power generation facilities to remove water from transformer oils. To help meet its customer's diverse needs, Gulfgate maintains and operates a rental fleet of filtration and dehydration systems. Presently, Gulfgate utilizes a combination direct sales force as well as commissioned sales representatives to market and distribute its products.

Bott is a stocking distributor for various lines of industrial pumps, valves and instrumentation such as those utilized in MEMS CA's IFS and blending skid systems. Bott specializes in the construction of aviation and refueling systems, including, but not limited to, helicopter refueling systems on oil rigs throughout the world. Bott also constructs refueling systems for commercial marine vessels. Bott's customers include chemical plants, refineries, power plants and other industrial applications. Bott utilizes a combination direct sales force as well as commissioned sales representatives to market and distribute its products.

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

Comparison of Operations

During the quarter ended December 31, 2004, revenues from operations were $3,014,697 compared to $0 for the three months ended December 31, 2003. The increase in revenue for the three months ended December 31, 2004 versus the prior year's revenues were due to the acquisition of Gulfgate and Bott.

Operating expenses increased from $808,649 for the three months ended December 31, 2003 compared to $3,249,129 during the three months ended December 31, 2004. The increase in operating expenses was due to the acquisitions of Bott and Gulfgate. We expect operating expenses to increase further if we are able to begin the design, engineering and construction of one or more ethanol plants in Canada.

During the quarter ended December 31, 2004, shareholder's equity was $968,068 compared to a deficit of $239,544 for the three months ended December 31, 2003. The increase in shareholder equity is attributable to the acquisition of Gulfgate and Bott.

Interest expense increased to $19,286 for the three months ended December 31, 2004 from $8,706 for the three months ended December 31, 2003. The increase is attributable to the interest payments made pursuant to the acquisitions of the credit lines of Bott and Gulfgate.

In summary, net loss for the three months ended December 31, 2004 was $234,432 compared to net loss of $808,649 for the three months ended December 31, 2003. The significant reduction in net loss was primarily attributable to the acquisition of Gulfgate and Bott.

Liquidity and Capital Resources

Our plan of operations over the next 12 months includes the continued pursuit of our goal to design, engineer, build and operate one or more ethanol plants. In that regard we are dependent upon Can Am Ethanol One, Inc.'s efforts to raise the necessary capital. We also intend to continue to develop our sensor technology. We believe that our working capital as of the date of this report will not be sufficient to satisfy our estimated working capital requirements at our current level of operations for the next twelve months. Our cash and cash equivalents were $64,300 as of December 31, 2004, compared to cash and cash equivalents of $26,400 as of September 30, 2004. At our current cash "burn rate", we will need to raise additional cash through debt or equity financings during the first quarter of 2005 in order to fund our continued development of our sensor technology and devices and to finance possible future losses from operations as we expand our business lines and reach a profitable level of operations. We believe that we require a minimum of $1,800,000 in order to fund our planned operations over the next 12 months, in addition to the capital required for the establishment of any ethanol production facilities. We plan to obtain the additional working capital through private placement sales of our equity securities. However, as of the date of this report, we have no firm commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued operations will be materially adversely affected.

During the months of February through June 2004, the Company sold 1,331,783 shares of its common stock via a private placement offering (the "PIPE"). The subscription agreement accompanying the PIPE sales provided the purchaser with a warrant to purchase an additional share of the Company's common stock for each share purchased under the PIPE. The warrants bore an expiration date of January 27, 2005.

In January 2005, forty-six PIPE warrant holders exercised 548,796 warrants and the Company recognized a combined purchase price of $1,110,570. The average price for this transaction was $2.02 per share.

Cautionary Statement Regarding Future Results, Forward-Looking Information and Certain Important Factors

We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us.

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


In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include those risk factors set forth in our 2004 Annual Report on Form 10-KSB/A filed with the SEC on February 3, 2005

ITEM 3. Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, overall, are effective as of the end of the period covered by this report. The Company did record a significant number of adjustments during the fourth quarter to properly state the account balances at December 31, 2004. The Company has subsequently remedied this problem by hiring a Chief Financial Officer who will implement comprehensive closing procedures, including an analysis of all balance sheet accounts and significant income statement accounts. Except for the aforementioned changes there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated.

PART II - OTHER INFORMATION


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 1,309,667 shares of its common stock to Mr. Mark Trumble in consideration for the purchase of 100% of the shares of Bott Equipment Company, Inc. and Gulfgate Equipment, Inc. in accordance with the Stock Purchase Agreement ("Agreement") entered into by the Company and Mr. Trumble. (A copy of the Agreement was filed as an Exhibit to our form 10KSB/A filed with the SEC on February 3, 2005.) The Agreement contains covenants in favor of Mr. Trumble that are secured with our promise to issue up to a total of 1,236,591 additional shares of our stock to Mr. Trumble in the event we fail to satisfy those covenants. As of the date of this report, the Company is obligated to issue 247,318 penalty shares to Mr. Trumble. Additionally, certain outstanding covenants may require us to issue up to 494,636 additional penalty shares in the event that we fail to satisfy those covenants.

Item 5. Other Information:

In its stock purchase agreement with Mr. Trumble, respecting the purchase of Gulfgate and Bott, the Company recognized that Trumble would sell 326,344 shares of its stock at a purchase price of approximately $607,000 to private parties, including a related party Lawrence Weisdorn, Sr., the CEO's father and a shareholder and/or Weisdorn Sr.'s assignees pursuant to a written agreement between Trumble and Weisdorn Sr.. As part of the Company's agreement with Mr. Trumble, the Company agreed that if Mr. Trumble failed to recognize $607,000, portions of which were due on specific dates following the closing date of the transaction, the Company agreed to issue up to 494,636 shares of restricted stock to Trumble.

In December 2004 the Company paid $75,000 to Mr. Mark Trumble in order to avoid the issuance of 61,829 Penalty Shares to Mr. Trumble. In January 2005, the Company paid Mr. Trumble $158,000 to avoid the issuance of 123,659 Penalty Shares to Mr. Trumble. Although the Company had no obligation to make these payments under its agreement with Mr. Trumble, it did have an obligation to issue penalty shares to Mr. Trumble if Mr. Trumble did not recognize these monies through the sale of stock. When the Company learned that the primary obligor, Mr. Lawrence Weisdorn Sr., was then unable to fulfill his contractual obligations to Mr. Trumble, the Company believed that it was in the shareholder's best interests to avoid dilution by making these payments and seeking to recoup the monies paid by the Company from Mr. Weisdorn Sr. at a later date. The Company believes that it will recover some or all of these monies before the close of the next quarter. Finally, the Company is obligated to issue to Mr. Trumble 247,318 Penalty Shares because Mr. Trumble did not recognize $307,000 within 60 days of the close of the acquisition.

Item 6. Exhibits.


(a)   Exhibits

      31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed electronically herewith)

      31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed electronically herewith)

      32.2  Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant  to  18  U.S.C  Section  1350   (Furnished   electronically
            herewith).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MEMS USA, Inc.
                                           (Registrant)

Date:     February 21, 2004                /s/ Lawrence  Weisdorn
                                           -----------------------------------
                                           Lawrence  Weisdorn
                                           Chief Executive Officer