Form 10QSB
period 2005-03-31
MEMS USA INC
filed 2005-05-23
CIK 23778

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number 0-4846-3

MEMS USA, INC.
(Name of small business issuer in its charter)

Nevada	82-0288840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

5701 Lindero Canyon Road, Suite 2-100 Westlake Village, California	91362
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code (818) 735-4750

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

The number of shares of the common stock outstanding as of May 10, 2005 was 16,989,425.

Documents incorporated by reference: None.

MEMS USA, INC.

Table of contents for Form 10-QSB

Quarter Ended March 31, 2005
Page Number
PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements
∙ Consolidated Balance Sheet as of March 31, 2005 (unaudited)	2
∙ Consolidated Statements of Operations (unaudited) For the three and six months ended March 31, 2005 and 2004	3
∙ Consolidated Statements of Cash Flows (unaudited) For the six months ended March 31, 2005 and 2004	4
∙ Notes to Consolidated Financial Statements (unaudited)	5 - 12

ITEM 2. Management’s Discussion and Analysis or Plan of Operations	13
ITEM 3. Controls And Procedures	17
PART II - OTHER INFORMATION
ITEM 1. Unregistered Sales of Equity Securities and Use of Proceeds	17
ITEM 2. Other Information	17
ITEM 3. Exhibits	18

Item 1. Financial statements

MEMS USA, INC.
Consolidated Balance Sheet
March 31, 2005
(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalent	$182,589
Accounts receivable, net of allowance for doubtful accounts of $52,240	1,125,845
Inventories	707,901
Other current assets	122,385
Total current assets	2,138,720
Plant, property and equipment, net	2,111,527
Other assets	343,746
Goodwill	1,147,785
Total assets	$5,741,778
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,009,345
Line of credits	865,721
Current portion of long-term debt	46,351
Liability to be satisfied through the issuance of common stock	1,088,108
Deferred revenue	10,550
Total current liabilities	3,020,075
Loans payable, long-term	236,939
Loan from shareholder	5,000
Common shares payable under terms of acquisition agreement	809,966
Common shares with mandatory redemption	1,400,000
Total liabilities	5,471,980

Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized,
16,439,404 shares issued and outstanding	16,439
Stock subscriptions receivable	(2,050)
Additional paid in capital	4,309,787
Accumulated deficit	(4,054,378)
Total stockholders' equity	269,798
Total liabilities and stockholders' equity	$5,741,778

The accompanying notes are an integral part of these financial statements.

MEMS USA, INC.
Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31		Six months ended March 31
	2005	2004	2005	2004
Revenue
Sales	$1,864,543	$0	$4,879,240	$0
Cost of sales	1,362,702	209,193	3,517,192	313,309
Gross profit	501,841	(209,193)	1,362,048	(313,309)
Selling expenses	104,742	0	287,296	0
General & administration	1,102,867	325,813	2,017,818	679,986
Merger Related Expense	0	0	0	350,360
Loss from operations	(705,768)	(535,006)	(943,066)	(1,343,655)
Other income	6,481	0	9,343	0
Net Loss	$(699,287)	$(535,006)	$(933,723)	$(1,343,655)

Net loss per share, basic and diluted	$(0.05)	$(0.04)	$(0.06)	$(0.12)

Weighted average number of shares outstanding, basic and diluted	15,035,895	12,281,553	15,035,895	11,177,326

The accompanying notes are an integral part of these financial statements.

MEMS USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Mar 31, 2005	Mar 31, 2004
Cash flows provided by (used for) operating activities:
Net loss	(933,723)	($1,343,655)
Adjustments to reconcile net loss to net cash used for
operating activities:
Depreciation	61,622	12,380
Common stock issued for services	25,000	433,360
Change in assets and liabilities net of effects from purchase of
Bott and Gulfgate:
(Increase) decrease in current assets:
Accounts receivable	(118,994)
Inventories	26,026
Deposits		(141,000)
Other current assets	12,349	13,333
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(63,411)	(310,672)
Lines of credit	9,323
Current portion of long-term debt	(4,099)
Liability to be satisfied through the issuance of shares	1,088,108
Deferred revenue	10,550	10,000
Total adjustments	1,046,474	17,401
Net cash provided by (used for) operating activities	112,751	(1,326,254)
Cash flows used (provided) in financing activities:
Loan from shareholder	(5,000)
Payment on long term liabilities	51,297
Total cash used in financing activities	46,297	0
Cash flows provided (used) by investing activities:		50,300
Purchase of property and equipment	(6,873)	(5,177)
Underwriting related to issuance of shares	90,149	0
Cash balance net of payments for purchase of Bott and Gulfgate	5,073
Common stock issued for cash	1,347	1,369,787
Net cash provided by financing activities	89,696	1,414,910
Net increase in cash and cash equivalents	156,150	88,656
Cash and cash equivalents, beginning of period	26,439	12,992
Cash and cash equivalents, end of period	182,589	$101,648
Supplemental disclosure of cash flow information:
Income taxes paid	0	0
Interest paid	27,882	19,286
Supplemental disclosure of non-cash financing activities:
Common stock (including $1,400,000 of shares subject to mandatory redemption factor and $809,996 of penalty shares)to be issued for acquisition of Bott and Gulfgate	3,059,966
Common stock issued for services	25,000	433,360
Dividends accrued		6,100

The accompanying notes are an integral part of these financial statements.

Notes to consolidated financial statements:

(1)	Company & Summary of Significant Accounting Policies:

Nature of Business:

MEMS USA, Inc. (the “Company”) was incorporated in Nevada in 2002.  The Company is comprised of three wholly owned subsidiaries, MEMS USA, Inc., a California Corporation (“MEMS CA”), Bott Equipment Company, Inc. (“Bott”) and Gulfgate Equipment, Inc. (“Gulfgate”).  In November 2004, the Company formed a joint venture, Can Am Ethanol One, Inc.  (“Can Am”). We presently own forty nine point three percent (49.3%) of Can Am and maintain 50% of the company’s voting rights.

MEMS CA is an engineering and design firm engaged in the development and sale of instrumentation, blending skids and Intelligent Filtration Systems (“IFS”).

Gulfgate produces particulate filtration equipment utilized in the oil and power industries.   Gulfgate also produces vacuum dehydration and coalescing systems that are utilized to remove water from turbine engine oil.  These same systems are used by electric power generation facilities to remove water from transformer oils.  To help meet its customers’ diverse needs, Gulfgate maintains and operates a fleet of filtration and dehydration systems.

Bott is a stocking distributor for various lines of industrial pumps, valves and instrumentation such as those utilized in MEMS CA’s IFS and blending skid systems.  Bott specializes in the construction of aviation and refueling systems, including, but not limited to helicopter refueling systems used on oil rigs throughout the world.  Bott also constructs refueling systems for commercial marine vessels.  Bott’s customers include chemical plants, refineries, power plants and other industrial applications.

MEMS CA, Bott and Gulfgate utilize a combination direct sales force as well as commissioned sales representatives to market and distribute their products.

Can Am was created to manufacture, own and operate an ethanol production facilities in Canada.  The joint venture will utilize a synthetic biomass conversion process to convert waste materials into ethanol.  We intend to develop several other joint venture ethanol plants in Canada that will use a synthetic biomass conversion process, subject to receipt of required funding.

We are presently in the process of integrating our subsidiaries, which we believe will promote efficiency and lower operating costs.  While each of our subsidiaries will remain a separate operating entity, we intend to optimize the resources of each.

Revenue Recognition

The majority of the Company’s revenues are recognized when products are shipped to or when services are performed for unaffiliated customers. Other revenue recognition methods the Company uses include the following: revenue on production contracts is recorded when specific contract terms are fulfilled, which is when the product or service is delivered; revenue from cost reimbursement contracts is recorded as costs are incurred, plus fees earned (Can Am Ethanol One); revenue under long-term contracts, for which delivery is an inappropriate measure of performance, is recognized on the percentage-of-completion method based upon incurred costs compared to total estimated costs under the contract; and revenue under engineering contracts is generally recognized as milestones are attained.

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

Accounts Receivable:

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible. This estimated allowance is based primarily on Management's evaluation of the financial condition of the customer and historical bad debt experience. The Company has provided reserves for doubtful accounts as of March 31, 2005 in the amount of $52,240 that the Company believes are adequate.

Inventories:

Inventories are valued at the lower of cost (first-in, first-out) or market value and have been reduced by an allowance for excess, slow-moving and obsolete inventories. The estimated allowance is based on Management's review of inventories on hand compared to historical usage and estimated future usage and sales. Inventories under long-term contracts reflect accumulated production costs, factory overhead, initial tooling and other related costs less the portion of such costs charged to cost of sales and any un-liquidated progress payments. In accordance with industry practice, costs incurred on contracts in progress include amounts relating to programs having production cycles longer than one year, and a portion thereof may not be realized within one year.

Stock Based Compensation:

Pro forma information regarding net loss and loss per share, pursuant to the requirements of SFAS 123, for the three and six months ended March 31, 2005 and 2004 are as follows:

	Three months ended March 31		Six months ended March 31
	2005	2004	2005	2004
Net loss, as reported	$(699,287)	$(535,006)	$(933,723)	$(1,343,655)
Deduct: Total stock-based employee compensation
expenses determined under
the fair value Black-Scholes
method with a 3% volatility and a 6% risk free rate of return
assumption	(32,610)	(17,110)	(66,672)	(34,222)
Pro forma net loss	(731,897)	$(552,116)	$(1,000,395)	$(1,377,877)
Loss per share:
Weighted average shares, basic
and diluted - as reported	15,035,895	12,281,553	15,035,895	11,177,326
Basic and diluted, pro forma, per share	$(0.05)	$(0.04)	$(0.07)	$(0.12)

(2)	Interim Financial Statements:

The accompanying unaudited consolidated financial statements for the three and six months ended March 31, 2005 and 2004 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the period from November 17, 2000 (inception) to September 30, 2004 included in the Company’s Form 10-KSB/A.

(3)	Business Acquisition:

On October 26, 2004 (“Closing Date”), effective October 1, 2004, the Company purchased 100% of the outstanding shares of two Texas corporations, Bott Equipment Company, Inc. (“Bott”) and Gulfgate Equipment, Inc. (“Gulfgate”) from their president and sole shareholder, Mr. Mark Trumble.

Under the terms of the stock purchase agreement, the Company acquired 100% of the shares of Bott and Gulfgate from Mr. Trumble for $50,000 in cash and 1,309,677 shares of the Company’s newly issued common stock.

752,688 shares of the shares issued to Trumble are subject to a one time put. The exercise of the put must occur, if at all, on or within 10 business days after the day which falls three hundred sixty-six (366) days after the Closing Date. Under the terms of the put, Trumble may exchange some or all of the 752,688 shares for an amount equal to $1.86 (which is the average price of the Company’s stock on the OTC BBC for the thirty trading days comprising September 13, 2004 through October 22, 2004) times the number of shares exchanged by Trumble pursuant to the put. Should Trumble choose to exercise this put, the Company shall have sixty (60) days from the date of exercise to pay off any sums due thereby. The Company’s performance under the terms of the put is secured by second deeds of trust with vendors’ liens in favor of Trumble on certain parcels of the Companies’ real estate.

The 752,688 shares subject to the put, have been properly treated as a $1.4 million liability, pursuant to Statement of Financial Accounting Standards no. 150 (SFAS 150) Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity until the terms of the put expire.

The Company agreed to create an employee option plan for its employees and those of its affiliates, including Bott and Gulfgate. In connection with said plan, the Company agreed to file Form S-8 Registration Statement under The Security Act of 1933 (securities to be offered to employees in employee benefit plans) within 30 days of the Closing Date. The Company had also agreed that it would issue Trumble an additional 123,659 shares of the Company’s restricted stock if it failed to achieve this milestone. The Company filed the Form S-8 Registration Statement within 30 days of the Closing Date thereby achieving this milestone and avoiding the issuance of penalty shares to Mr. Trumble.

The Agreement also provided that Trumble will personally introduce the Company’s officers and representatives to five (5) qualified Texas bankers and that the Company will utilize its best efforts to remove Trumble’s name as guarantor from the Bott and Gulfgate lines of credit (See notes 7 and 8) within 90 days of the fifth introduction. The Company has agreed that it will issue Trumble an additional 370,977 shares of restricted stock should it fail to achieve this milestone. Mr. Lawrence Weisdorn, Mr. Daniel Moscaritolo and Dr. James Latty have also agreed to join Trumble as guarantors on the Bott and Gulfgate credit lines. Mr. Weisdorn joined Trumble as guarantor on the Bott and Gulfgate credit lines in or around mid-November 2004. Mr. Moscaritolo and Mr. Latty have agreed to join as guarantors should the Company fail to recognize the milestone of removing Trumble’s name as guarantor from the existing credit lines within the specified time period. As of the date of this report, only four qualified personal introductions have occurred. Thus, the 90 day milestone has not been triggered. The Company is committed to removing Mark Trumble as guarantor from the existing lines of credit and has submitted applications for credit lines with a number of financial institutions.

The Company agreed to secure a best efforts underwriting commitment letter from a qualified investment banker within 45 days of the Closing Date to raise a minimum of $2 million in equity capital. An additional 123,659 shares of the Company’s restricted stock were to be issued to Trumble should the Company fail to achieve this milestone. The Company obtained a commitment letter within 45 days of the Closing Date thereby achieving this milestone and avoiding the issuance of penalty shares to Mr. Trumble. The Company also agreed, in connection with the $2 million equity raise, that the Company would receive $2,000,000 in gross equity funding within 120 days of the Closing Date. The Company has agreed that it will issue Trumble an additional 123,659 shares of its restricted stock should it fail to achieve this milestone. The Company did not achieve this milestone and is obligated to issue 123,659 penalty shares to Mark Trumble.

Finally, the Company has recognized that Trumble shall sell 326,344 shares of his stock at a purchase price of approximately $607,000 to private parties, including a related party Lawrence Weisdorn, Sr., the CEO’s father and a shareholder and/or Weisdorn Sr.’s assignees pursuant to a written agreement between Trumble and Weisdorn Sr.. Should Trumble fail to recognize $607,000, through no fault of Trumble, the Company agreed to issue up to 494,636 shares of restricted stock to Trumble. The percentage of the Penalty Shares the Company shall issue, if any, shall be prorated in accordance with any monies received by Trumble during the 60-day period. It is further understood that the penalties are subject to the following schedule: (1) Trumble shall have recognized at least $75,000 within 15 days of the Closing Date or he shall receive up to 61,829 Penalty Shares; (2) Trumble shall recognize an additional $75,000 within 30 days of the Closing Date or he shall receive up to an additional 61,829 Penalty Shares; (3) Trumble shall recognize an additional $150,000 within 45 days of the Closing Date or he shall receive up to an additional 123,659 Penalty Shares; and (4) Trumble shall recognize an additional $307,000 within 60 days of Closing Date or he shall receive up to an additional 247,318 Penalty Shares. Each milestone is to be calculated as a stand-alone event. All of the above Penalty Share calculations shall be subject to a pro-rata offset for monies received that fall short of the indicated milestones.

During the first quarter, the Company, in order to avoid the issuance of 61,829 penalty shares, paid $75,000 directly to Mr. Trumble. The Company has recorded this payment as a reduction to additional paid-in capital. As of the date of this report the Company has received approximately $27,000 of the $75,000 from Mr. Weisdorn Sr. The Company is currently pursuing the collection of the remaining balance of $48,000.

Mr. Trumble did not recognize $307,000 within 60 days of the closing date. As a result, the Company is obligated to issue 247,318 penalty shares to Mr. Trumble. Additionally, the covenant to remove Mr. Trumble from the lines of credit remains and may require us to issue up to 370,977 additional penalty shares in the event that we fail to satisfy that remaining covenant.

Non-Competition Agreement:

The agreement also provides that Trumble shall not for a period of eighteen (18) months following his separation from the Company, unless permitted to do so by the Company, engage, directly or indirectly as an individual, representative or employee of others, in the business of designing, manufacturing or selling products in competition with the Company or any of its subsidiaries in any geographic area where the Company or its subsidiaries are doing business.

Management believes that the acquisition of Bott and Gulfgate will provide the Company with cost effective means to engineer, manufacture and distribute products for its customers in the energy sector. Bott’s components and Gulfgate’s fabrication abilities may also be utilized to construct components to be used in Can AM Ethanol One, Inc.’s ethanol production facilities. The acquisition has been accounted for as a purchase transaction pursuant to Statement of Financial Accounting Standards No. 141 Business Combinations (SFAS 141) and accordingly, the acquired assets and liabilities assumed are recorded at their book values at the effective date of acquisition except for the real property which approximate the most current appraised value. Excess cost of $1,148,000 over the appraised real property and book value of the other acquired assets and liabilities assumed was assigned to goodwill. Goodwill included 370,977 of penalty common shares valued at $810,000.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$1,846,000
Property, machinery, furniture and equipment	1,873,000
Total assets acquired	3,719,000

Current liabilities	1,619,000
Long term debt	138,000
Total liabilities assumed	1,757,000
Net assets acquired	1,962,000
Excess Cost over fair value	1,148,000
Total purchase price	$3,110,000

In the event that any purchase adjustments arise within one year of the purchase date, the foregoing allocation may be adjusted.

The $3,110,000 purchase price was comprised of the following:

Cash	$50,000
Common Stock (370,977 Penalty shares)	810,000
Common Stock (1,309,677 shares)	2,250,000
Total	$3,110,000

The following pro-forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of the three and six months ended March 31, 2005 and 2004.

For the three and six months ended March 31, 2005 and 2004 (approximately)

	Three months ended March 31		Six months ended March 31
	2005	2004	2005	2004
Net sales	$1,865,000	$1,536,000	$4,87 $4,879,000	$3,238,000
Gross Profit	502,000	227,000	1,362,000	52,000
Net loss attributable to common shareholders	$(699,000)	$(494,000)	$(934,000)	$(1,607,000)
Net loss per share	$(0.05)	$(0.04)	$(0.06)	($0.14)

(4)	Inventories:

Inventories, net of reserve for slow moving inventory ($45,000), consist of finished goods of approximately $455,000 and work in process in the amount of approximately $253,000.

(5)	Property and Equipment:

A summary (approximately) at March 31, 2005 is as follows:

Land	$502,000
Buildings	1,452,000
Furniture, Machinery and equipment	174,000
Automobiles and trucks	92,000
Total	2,220,000
Less accumulated depreciation	108,000
$2,112,000
Depreciation expense charged to operations totaled approximately $30,800 and $61,600, respectively, for the three and six months ended March 31, 2005.

(6)	Liability to be satisfied through the issuance of shares

In the second quarter, 2005, forty-seven (47) PIPE warrant holders exercised 550,021 warrants valued at $1,088,000 at an average price of approximately $2.00 per common share. The Company satisfied its obligations through issuance of common stock to the PIPE warrant holders in April 2005.

(7)	Business Line of Credit - Bott:

Bott maintains three lines of credit with a bank in Houston, Texas. The credit lines are evidenced by three promissory notes, a Business Loan Agreement and certain commercial guarantees issued in favor of the bank. The material terms of these agreements follow:

In May 2004, Bott entered into a promissory note with a bank whereby Bott may borrow up to $250,000 over a three year term. Bott may obtain credit line advances based upon its asset base. The note requires monthly payments of one thirty-sixth (1/36) of the outstanding principal balance plus accrued interest at the Bank’s prime rate plus 1.0 percent.

In June 2004, Bott executed a promissory note (“Note”) with a bank whereby Bott may borrow up to $600,000, at an interest rate equal to the bank’s prime rate. The Note provides for monthly payments of all accrued unpaid interest due as of the date of each payment. The Note further provides for a balloon payment of all principal and interest outstanding on the Note’s one year anniversary.

In October 2004, Bott executed a promissory note with a bank that allows Bott to borrow up to $200,000, at an interest rate equal to the bank’s prime rate plus 1.0 percent. The note provides for monthly payments of all accrued unpaid interest due. The note also provides for the payment of $66,666 in the months of December 2004 and January 2005 and payment of the remaining principal and interest in February 2005. The note was paid off in the second quarter.

All of the foregoing promissory notes contain the following common terms: The notes specify that no advances under the notes may be used for personal, family or household purposes and that all advances shall be used solely for business, commercial, agricultural or similar purposes. Bott may draw down on the lines of credit provided that: it is not in default under the note evidencing the particular line of credit or any other agreement that it might have with the bank; it is not insolvent; no guarantor has revoked or limited the terms of his or her guarantee respecting the note; Bott uses the funds available under the particular note for an unauthorized purpose; and/or the bank believes that its interests under the note are insecure. The notes provide the following limitations on the use of methods and advancements respecting the credit line, and the bank may not honor requests for additional advances if: the requested advance would cause the amounts requested under the particular note to exceed its initial limit; Bott’s checks or bank cards relating to the credit line are reported lost or stolen; the note is in default; or the amount requested is less than allowed under the note. The notes permit prepayment of all or part of the outstanding balances without penalty.

The Agreements and Notes are secured by the inventory, chattel paper, accounts receivable and general intangibles. The Agreements and Notes are also secured by the personal performance guarantees of Mr. Mark Trumble and Mr. Lawrence Weisdorn (Commercial Guarantees). The Commercial Guarantees require the guarantors to assure that all payments due under the Notes are timely made or to make such payments. Amounts outstanding at March 31, 2005 totaled $689,255.

(8)	Business Line of Credit - Gulfgate:

In June 2002, Gulfgate executed a promissory note (“Note”) with a bank that allows Gulfgate to borrow up to $200,000 at an interest rate equal to the bank’s prime rate, or a minimum interest rate of 5.00% per annum, whichever is greater. Gulfgate may draw down on the line of credit provided: that it is not in default on this Note or any other agreement that it might have with the bank; it is not insolvent; any guarantor revokes or limits the terms of his guarantee; the Borrower uses the funds available under the Note for an unauthorized purpose (i.e., other than for a business purpose without first obtaining the bank’s written consent); and /or the bank believes that its interests are insecure. The Note provides the following limitations on the use of methods and advancements respecting the credit line, and the bank may not honor requests for advances if: the requested advance would cause the amounts requested under the Note to exceed $200,000; Gulfgate’s checks or bank cards relating to the credit line are reported lost or stolen; the Note is in default; or the amount requested is less than allowed under the Note. The Note provides for monthly payments of all accrued unpaid interest due as of the date of each payment. The Note remains in force and effect until the bank provides notice to Gulfgate that no additional withdrawals are permitted (Final Availability Date). Thereafter, payments equal to either $250 or the outstanding interest plus one percent of the outstanding principal as of the Final Availability Date are due monthly until the Note is repaid in full. The Note allows for prepayment of all or part of the outstanding principal or interest without penalty. The Note is secured by Gulfgate’s accounts with the bank, and by Gulfgate’s inventory, chattel paper, accounts receivable, and general intangibles. The Agreement is also secured by the performance guarantees of Mr. Mark Trumble, Mr. Lawrence Weisdorn and the Company. The personal guarantees require the guarantors to assure that all payments due under the Note are timely made or to make such payments. Amounts outstanding at March 31, 2005 totaled $176,466.

(9)	Promissory Notes:

In November 2002, Gulfgate executed a promissory note with a bank in the amount of $35,782 at an interest rate equal to the bank’s prime rate plus one-quarter of one percent (0.25%) for a vehicle purchase. The term of the note is for forty-seven (47) months. The Note is secured by Gulfgate’s deposit accounts at the bank. Balance outstanding at March 31, 2005 was $17,032.

In May 2003, Bott executed a promissory note with a bank in the amount of $26,398 at an interest rate equals to four point fifty five percent (4.55%) for a vehicle purchase. The term of the note is for fifty-nine (59) months at $494 per month. Balance outstanding at March 31, 2005 is $17,387.

(10)	Mortgage

On May 31, 2002, Gulfgate entered into a $140,000 promissory note (“Note”) with a bank in connection with the refinancing of Gulfgate’s real estate.   The Note bears a fixed interest rate of seven percent (7.00%) per annum as computed on a 360/365 day basis.   The Loan provided for fifty-nine monthly payments of $1,267 due beginning July 2002 and ending June 2007.  The Note may be prepaid without fee or penalty.  The Note is secured by a deed of trust on Gulfgate’s realty.   Gulfgate is required under the terms of a separate agreement to provide replacement value fire and extended coverage insurance having a $2,500 deductible. Balance outstanding at March 31, 2005 was $69,162.

(11)	Financing Lease Agreement:

In September 2002, Gulfgate entered into a non-cancelable debt financing agreement (“Agreement”) with the bank’s leasing corporation for the financing of certain equipment and a paint booth. The Agreement calls for the payment of forty-eight (48) monthly installment payments of $1,556 beginning September 2002 at the interest rate of 6.90 percent per annum.

Summary of long-term notes payable and financing lease are as follow:
Convertible loan	$150,000
Promissory notes for automobiles	34,419
Mortgage payable	69,162
Financing lease agreement payable	26,810
Other	2,899
283,290
Less current portion	46,351
Long-term	$236,939

(12)	Subsequent Event:

In April 2005, the Company sold 375,000 shares of its common stock via a private placement offering (the PIPE). The Company recognized a combined purchase price of $750,000. The average price for this transaction was $2.00 per share.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Unless otherwise indicated, all references to our company include our wholly-owned subsidiaries, MEMS USA, Inc. a California corporation, Bott Equipment Company, Inc., a Texas corporation, Gulfgate Equipment, Inc., a Texas corporation and our joint venture Can Am Ethanol One, Inc., a British Columbia corporation.

Plan of Operations:

We are engaged in the business of developing and manufacturing advanced engineered products, systems and plants, mostly for the energy, oil and natural gas industries. Our business is divided into three operating divisions, including (i) the design, development and operation of ethanol facilities, (ii) the provision of systems and components to the energy sector, and (iii) the engineering applications and sale of micro electro mechanical systems (MEMS) for scientific and engineering companies. As related in our annual report, in October 2004, the Company acquired two Texas corporations, Bott Equipment Company, Inc. (“Bott”) and Gulfgate Equipment, Inc. (“Gulfgate”). In November 2004, the Company formed a joint venture, Can Am Ethanol One, Inc. (“Can Am”). As of the date of this report, the Company owns 49.3% of the outstanding shares of Can Am and has voting rights equal to 50%. Two of MEMS directors sit on the Can Am board. The purpose of this joint venture is to design, build and operate an ethanol production facility. We believe that these strategic acquisitions and alliances will allow us to grow our businesses. The Company is currently in the process of becoming ISO 9001:2000 certified. This certification will provide the Company with worldwide recognition that we have high quality products and standards and will allow us a greater ability to compete on a national and International basis.

MEMS CA was incorporated in November 2000. MEMS CA is an engineering and design firm. MEMS CA has been engaged in the engineering and sale of instrumentation, blending skids and Intelligent Filtration Systems (IFS). During 2004, MEMS CA’s engineers designed and constructed an acoustic viscometer. This instrument utilizes sound waves traveling through a fluid stream to determine the fluid’s viscosity. To date, the Company has determined that the instrument may be utilized to measure the viscosity of a range of aqueous and organic fluids, including refined and crude oils. The Company has filed a provisional patent application respecting this device and anticipates filing one or more utility patents respecting this device in the near future. MEMS CA is presently designing a multi-variant pressure, temperature and flow meter for use in industrial applications.

During 2004, MEMS CA’s engineers also built a hydrocarbon blending system technology. One system we produced mixes three organic fluids, in differing percentages with accuracy. One of the Company’s long term goals is to be able to build blending systems to mix ethanol with motor gasoline. When properly mixed, ethanol and gasoline provide a higher octane, cleaner burning fuel for automobiles.

MEMS CA’s engineers have also been charged by the Company to oversee the Company’s IFS business. These systems are utilized to filter wastes from amine, oil or water streams. Unlike a typical canister filter system, such as the oil filter in an automobile, which needs to be periodically replaced and disposed of, the filters utilized in intelligent filtration systems can last for decades. Furthermore, the filter system is self cleaning. Once the system recognizes that its filter is becoming clogged by debris filtered from the fluid flow, it turns the fluid flow through the filter off and “back flushes” the debris caked on the filter into a collection vessel. The system then turns the fluid flow through the system back on through the freshly cleaned filter. The filter cleaning process takes only seconds to complete and repeats as necessary to assure optimum filtration. A facility utilizing IFS technology needn’t dispose of contaminated filters, but only need dispose of the contaminate itself. Thus, while a filtration system based upon IFS technology typically requires a greater capital investment on the part of the purchaser, these costs are offset in the long run by savings in filter replacement and disposal costs. The Company anticipates that it may be able to utilize its intelligent filtration systems as an integral part of any ethanol production facility that it may design. The Company is presently aware of three competitors offering similar technologies to MEMS IFS technology.

Presently, MEMS CA utilizes a combination direct sales force as well as commissioned sales representatives to market and distribute its products. MEMS CA targets niche business segments and is not dependent upon any one or a few major customers. A typical contract requires MEMS CA to engineer a product that previously did not exist or improve upon an existing technology using MEMS (Micro Electro Mechanical Systems) devices. The vast majority of the monies raised since the Company’s acquisition of MEMS CA have been utilized to fund MEMS CA’s acquisition and development of new technologies.

Gulfgate produces particulate filtration equipment utilized in the oil and power industries. Gulfgate also produces vacuum dehydration and coalescing systems that are utilized to remove water from ground based turbine engine oil. These same systems are used by electric power generation facilities to remove water from transformer oils. To help meet its customer’s diverse needs, Gulfgate maintains and operates a rental fleet of filtration and dehydration systems. Presently, Gulfgate utilizes a combination direct sales force as well as commissioned sales representatives to market and distribute its products.

Bott is a stocking distributor for various lines of industrial pumps, valves and instrumentation such as those utilized in MEMS CA’s IFS and blending skid systems. Bott specializes in the construction of aviation and refueling systems, including, but not limited to, helicopter refueling systems on oil rigs throughout the world. Bott also constructs refueling systems for commercial marine vessels. Bott’s customers include chemical plants, refineries, power plants and other industrial applications. Bott utilizes a combination direct sales force as well as commissioned sales representatives to market and distribute its products.

Can Am was created to manufacture, own and operate one ethanol production facility in Canada. The joint venture will utilize a synthetic biomass conversion process to convert waste materials into ethanol. We are aware of several commercially available conversion processes which we believe will meet our requirements and are presently evaluating the processes in relation to their required capital investment, operating costs, conversion yield and product quality as a prerequisite to licensing or acquiring the process technology. It is anticipated that the ethanol manufactured by the joint venture will be sold to companies which blend ethanol with motor fuel. The blending of ethanol with motor fuel reduces emissions and will help countries such as Canada meet the Kyoto Accords for reduced greenhouse gas emissions. We intend to develop several ethanol plants in Canada that will use a synthetic biomass conversion process, subject to receipt of required funding. We estimate that each ethanol plant will require approximately $150 million in capital. MEMS USA’s engineering group, headquartered in Westlake Village, CA, has entered into a contract with Can Am to develop the engineering data and direct the plant engineering and construction projects. It is anticipated that the Company’s Texas subsidiaries will be called upon to supply instrumentation for the project and assist in its modular construction, subject to receipt of funding. As of the date of this report there has been no significant dollar amount invested in Can Am.

We are presently in the process of integrating and improving our subsidiaries, which we believe will promote efficiency and lower operating costs. While each of our subsidiaries will remain a separate operating entity, we intend to optimize the resources of each. MEMS CA’s primary responsibility will be to design and engineer new products and systems for the energy sector. It is anticipated that Bott will supply component parts for these systems, which will be assembled in Texas under MEMS CA’s supervision. We have already transferred our IFS and other technology to Texas in order to establish lines of communication and a working relationship. We also anticipate that once we obtain the necessary funding, the symbiotic relationship between our subsidiaries will allow us to engineer, design, and partially construct ethanol plants for our Canadian joint venture.

Comparison of Operations

Net sales were $1,864,543 and $-0- for the three months ended March 31, 2005 and 2004, respectively. Net sales for the six-month periods ended March 31, 2005 and 2004 were $4,879,240 and $-0-, respectively. The sales increases for the three months and for the six months ended March 31, 2005 as compared to the prior year were due to the acquisition of Gulfgate and Bott. Net sales decreased $1.2 million (38.2%) to $1,864,543 for the second quarter of fiscal 2005 from $3,014,697 for the first quarter of fiscal 2005. The sales decrease for the second quarter of fiscal 2005 from the previous quarter was mainly due to the scheduled delivery due dates established by our customers. Timing differences, from quarter to quarter, on deliveries of capital equipment such as those sold by Bott and Gulfgate are not an unusual occurrence. Several large orders that were booked in the first half of fiscal year 2004 shipped in the first quarter of fiscal 2005. New orders now in backlog at Bott and Gulfgate are running at plan for the third quarter of fiscal 2005.

Operating expenses were $1,207,609 and $325,813 for the fiscal quarters ended March 31, 2005 and 2004, respectively. Operating expenses for the six-month periods ended March 31, 2005 and 2004 were $2,305,114 and $1,030,346, respectively. Operating expense increases for the quarter ended and for the six months ended March 31, 2005 as compared to the prior year were due to the acquisition of Gulfgate and Bott. We expect operating expenses to increase further as we undertake the design, engineering and construction of one or more ethanol plants in Canada.

For the quarter ended March 31, 2005, shareholder’s equity was $269,798 as compared to a deficit of $762,050 for the prior year period ended March 31, 2004. The increase in shareholder equity is attributable to the acquisition of Gulfgate and Bott and the sale of MEMS common stock in several private placement offerings.

Interest expense was $8,596 and $-0- for the fiscal quarters ended March 31, 2005 and 2004, respectively. Interest expense for the six-month periods ended March 31, 2005 and 2004 was $27,882 and $-0-, respectively. The increase is attributable to the interest payments made pursuant to the terms of the credit lines of Bott and Gulfgate.

In summary, net losses were $699,287 and $535,006 for the fiscal quarters ended March 31, 2005 and 2004, respectively. Net losses for the six-month periods ended March 31, 2005 and 2004 were $933,723 and $1,343,655, respectively. The increased net loss for the fiscal quarter ended March 31, 2005 as compared to the prior year was primarily due to higher MEMS general and administrative expenses resulting from a ramping up of operations to accommodate the acquisition of Bott and Gulfgate and the initial start-up efforts associated with the Can-Am Ethanol One contract. Reduction in net loss for the six months ended March 31, 2005 as compared to the prior year was primarily due to the acquisition of Gulfgate and Bott.

Liquidity and Capital Resources

Our plan of operations over the next 12 months includes the continued pursuit of our goal to design, engineer, build and operate one or more ethanol plants. In that regard we are dependent upon Can Am Ethanol One, Inc.’s efforts to raise the necessary capital. We also intend to continue to develop our sensor technology. We believe that our working capital as of the date of this report will not be sufficient to satisfy our estimated working capital requirements at our current level of operations for the next twelve months. Our cash and cash equivalents were $182,589 as of March 31, 2005, compared to cash and cash equivalents of $26,439 as of September 30, 2004. At our current cash “burn rate”, we will need to raise additional cash through debt or equity financings during the first three quarters of 2005 in order to fund our continued development of our sensor technology and devices and to finance possible future losses from operations as we expand our business lines and reach a profitable level of operations. Before considering Can Am, we believe that we require a minimum of $2,000,000 in order to fund our planned operations over the next 12 months, in addition to the capital required for the establishment of any ethanol production facilities. We plan to obtain the additional working capital through private placement sales of our equity securities. However, as of the date of this report, we have no firm commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued operations will be materially adversely affected.

During the months of February through June 2004, the Company sold 1,331,783 shares of its common stock via a private placement offering (the “PIPE”). The subscription agreement accompanying the PIPE sales provided the purchaser with a warrant to purchase an additional share of the Company’s common stock for each share purchased under the PIPE. The warrants bore an expiration date of January 27, 2005.

In January 2005, forty-seven (47) PIPE warrant holders exercised 550,021 warrants and the Company recognized a combined purchase price of $1,110,570. The average price for this transaction was $2.02 per share.

In April 2005 the Company sold 375,000 shares of its common stock via a private placement offering (the “PIPE”). The Company recognized a combined purchase price of $750,000. The average price for this transaction was $2.00 per share.

Cautionary Statement Regarding Future Results, Forward-Looking Information and Certain Important Factors

We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us.

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Our President and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, overall, are effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affected, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 1,309,667 shares of its common stock to Mr. Mark Trumble in consideration for the purchase of 100% of the shares of Bott Equipment Company, Inc. and Gulfgate Equipment, Inc. in accordance with the Stock Purchase Agreement (“Agreement”) entered into by the Company and Mr. Trumble. (A copy of the Agreement was filed as an Exhibit to our form 10KSB/A filed with the SEC on February 3, 2005.) The Agreement contains covenants in favor of Mr. Trumble that are secured with our promise to issue up to a total of 1,236,591 additional shares of our stock to Mr. Trumble in the event we fail to satisfy those covenants.  As of the date of this report, the Company is obligated to issue 370,977 penalty shares to Mr. Trumble. Additionally, certain outstanding covenants may require us to issue up to 370,977 additional penalty shares in the event that we fail to satisfy those covenants. In April 2005 the Company sold 375,000 shares of its common stock via a private placement offering (the “PIPE”). The Company recognized a combined purchase price of $750,000. The average price for this transaction was $2.00 per share.

Item 2. Other Information:

In its stock purchase agreement with Mr. Trumble, respecting the purchase of Gulfgate and Bott, the Company recognized that Trumble would sell 326,344 shares of its stock at a purchase price of approximately $607,000 to private parties, including a related party Lawrence Weisdorn, Sr., the CEO’s father and a shareholder and/or Weisdorn Sr.’s assignees pursuant to a written agreement between Trumble and Weisdorn Sr.. As part of the Company’s agreement with Mr. Trumble, the Company agreed that if Mr. Trumble failed to recognize $607,000, portions of which were due on specific dates following the closing date of the transaction, the Company agreed to issue up to 494,636 shares of restricted stock to Trumble.

In December 2004 the Company paid $75,000 to Mr. Mark Trumble in order to avoid the issuance of 61,829 Penalty Shares to Mr. Trumble. In January 2005, the Company paid Mr. Trumble $158,000 to avoid the issuance of 123,659 Penalty Shares to Mr. Trumble. Although the Company had no obligation to make these payments under its agreement with Mr. Trumble, it did have an obligation to issue penalty shares to Mr. Trumble if Mr. Trumble did not recognize these monies through the sale of stock. When the Company learned that the primary obligor, Mr. Lawrence Weisdorn Sr., was then unable to fulfill his contractual obligations to Mr. Trumble, the Company believed that it was in the shareholder’s best interests to avoid dilution by making these payments and seeking to recoup the monies paid by the Company from Mr. Weisdorn Sr. at a later date. As of this date the company has received $185,000 from Lawrence Weisdorn Sr. The Company believes that it will recover some or all of the remaining balance, $48,000, before the close of the next quarter. The Company is obligated to issue to Mr. Trumble 247,318 Penalty Shares because Mr. Trumble did not recognize $307,000 within 60 days of the close of the acquisition. Finally, the Company is obligated to issue to Mr. Trumble an additional 123,659 Penalty Shares since the Company did not receive $2,000,000 in gross equity funding within 120 days of the Closing Date. In summary, the Company’s obligation to issue penalty shares totaling 370,977 valued at $810,000 to Mr. Trumble has significantly increased goodwill. This increase in goodwill could give rise to impairment loss recognition at the company’s measurement date, September 30, 2005.

Item 3. Exhibits.

(a)	Exhibits

31.1	Certification of President Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed electronically herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed electronically herewith)

32.2	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C Section 1350 (Furnished electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMS USA, Inc. (Registrant)

Date: May 23, 2005	By:	/s/
James A. Latty President
Title