Form 10QSB
period 2005-06-30
MEMS USA INC
filed 2005-08-16
CIK 23778

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005


                        Commission file number 0-4846-3


                                 MEMS USA, INC.
                 (Name of small business issuer in its charter)


Nevada                                               82-0288840

(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                       identification no.)
----------------------------------------             ---------------------------

5701 Lindero Canyon Road, Suite 2-100
Westlake Village, California                         91362
----------------------------------------             ---------------------------
(Address of principal executive offices)             (Zip code)

          Issuer's telephone number, including area code (818) 735-4750


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

The number of shares of the common stock outstanding as of August 15, 2005 was 17,404,197.

                      Documents incorporated by reference:

           Form 8-K Dated April 29, 2005 Re. Can Am Ethanol One, Inc.

          Form 8-K Dated July 1, 2005 Re. Departure of Directors, etc.

                                 MEMS USA, INC.

                        Table of contents for Form 10-QSB

                           Quarter Ended June 30, 2005


                                                                                                       Page
                                                                                                      Number

PART 1 - FINANCIAL INFORMATION
        ITEM 1.  Financial Statements
            o     Consolidated Balance Sheet as of June 30, 2005 (unaudited)                            2


            o     Consolidated Statements of Operations (unaudited)                                     3

                   For the three and nine months ended June 30, 2005 and 2004


            o     Consolidated Statements of Cash Flows (unaudited)                                     4

                   For the nine months ended June 30, 2005 and 2004


            o     Notes to Consolidated Financial Statements (unaudited)                              5 - 12



        ITEM 2.  Management's Discussion and Analysis or Plan of Operations                         12 - 17

        ITEM 3.  Controls And Procedures                                                               17

PART II - OTHER INFORMATION

         ITEM 1. Unregistered Sales of Equity Securities and Use of Proceeds                           17

          ITEM 2. Other Information                                                                    17

         ITEM 3. Exhibits                                                                           18 - 23

ITEM 1.   FINANCIAL STATEMENTS

                                        MEMS USA, INC.
                                  Consolidated Balance Sheet
                                         June 30, 2005
                                          (Unaudited)

                                                ASSETS
Current Assets:
      Cash and cash equivalent                                      $   388,131
      Accounts receivable, net of allowance for
        doubtful accounts of $52,240                                    842,072
      Inventories                                                       797,411
      Other current assets                                              193,960
      Receivable -related party                                          27,930
                                                                    -----------
      Total current assets                                            2,249,504
Plant, property and equipment,                                        2,097,366
Other assets                                                            395,317
Goodwill                                                              1,147,785
                                                                    -----------
      Total assets                                                  $ 5,889,972
                                                                    -----------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                         $ 1,369,952
      Lines of credit                                                   755,786
      Current portion of long-term debt                                  29,011
                                                                    -----------
         Total current liabilities                                    2,154,749
Loans payable, long-term                                                241,117
Loan from shareholder                                                     5,000
Common shares payable under terms of acquisition
        agreement                                                       809,966
Common shares with mandatory redemption                               1,400,000
                                                                    -----------
      Total Liabilities                                               4,610,832
Stockholders' equity
Common stock, $0.001 par value; 100,000,000
        shares authorized, 17,365,865 shares
        issued and outstanding                                           17,366
Stock subscriptions receivable                                           (2,050)
Additional paid in capital                                            6,085,268
Accumulated deficit                                                  (4,821,444)
                                                                    -----------
      Total stockholders' equity                                      1,279,140
                                                                    -----------
         Total liabilities and stockholders'
                equity                                              $ 5,889,972
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                                 MEMS USA, INC.
                      Consolidated Statements of Operations

                                   (Unaudited)

                                           Three months ended June 30               Nine months ended June 30
                                               2005               2004               2005                2004
                                        ---------------    ---------------    ---------------    ---------------
Revenues
     Sales                              $     1,878,580    $        95,350    $     6,757,819    $        95,350
Cost of sales                                 1,558,758            280,952          5,018,238            495,931
                                        ---------------    ---------------    ---------------    ---------------
Gross profit                                    319,822           (185,602)         1,739,581           (400,581)
Selling expenses                                321,360                  0            634,645                  0
General and administrative                      768,650            444,149          2,811,948          1,174,712
Merger related expense                                0                  0                  0            350,360
                                        ---------------    ---------------    ---------------    ---------------
Loss from operations                           (770,188)          (629,751)        (1,707,012)        (1,925,653)
Other income                                      3,121                  0              6,222                  0
                                                           ---------------    ---------------    ---------------
                                                                                                 ---------------
Net  loss                               $      (767,067)   $      (629,751)   $    (1,700,790)   $    (1,925,653)
                                        ===============    ===============    ===============    ===============

Net loss per share, basic and diluted             (0.04)             (0.05)             (0.11)             (0.16)

Weighted average number of shares
      outstanding, basic and diluted         17,240,840         13,385,779         16,102,581         11,913,477

   The accompanying notes are an integral part of these financial statements.

                                 MEMS USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   June 30,2005       June 30,2004
                                                                                 ---------------    ---------------
Cash flows provided by (used for) operating activities:
     Net loss                                                                    $    (1,700,790)   $    (1,926,003)
                                                                                 ---------------    ---------------
     Adjustments to reconcile net loss to net cash used for operating activities:
         Depreciation                                                                    109,157             30,268
         Common stock issued for services                                                 25,000            350,360
     Change in assets and liabilities net of effects from purchase of Bott and
         Gulfgate:
     (Increase) decrease in current assets:
         Accounts receivable                                                             164,779                  0
         Inventories                                                                     (63,484)                 0
         Other assets                                                                   (105,306)          (138,597)
     Increase (decrease) in current liabilities:
         Accounts payable and accrued expenses                                           297,196           (168,919)
         Lines of credit                                                                (100,612)                 0
         Current portion of long-term debt                                               (21,439)                 0
         Deferred revenue                                                                      0            (28,333)
                                                                                 ---------------    ---------------
            Total adjustments                                                            305,291             44,779
                                                                                 ---------------    ---------------
            Net cash provided by (used for) operating activities                      (1,395,499)        (1,881,224)
Cash flows used (provided) by financing activities:
     Loan from shareholder                                                                (5,000)                 0
     Payment on long term liabilities                                                     47,119                  0
     Liability for stock subscribed                                                            0          1,874,080
     Common shares payable under terms of acquisition agreement                          809,966
                                                                                 ---------------    ---------------
         Total cash used in investing activities                                         852,085          1,874,080
Cash flows provided (used) by investing activities:
     Purchase of property and equipment                                                  (39,428)           (97,297)

     Collection of stock subscription receivable                                               0               (151)
     Cash balance net of payments for purchase of Bott and Gulfgate                        5,073                  0
     Issuance of common and preferred stock                                            2,643,631            139,251
                                                                                 ---------------    ---------------
         Net cash provided by financing activities                                     2,609,276             41,803
                                                                                 ---------------    ---------------
Net increase in cash and cash equivalents                                                361,692             34,659
Cash and cash equivalents, beginning of period                                            26,439             23,613
                                                                                 ---------------    ---------------
Cash and cash equivalents, end of period                                         $       388,131    $        58,272
                                                                                 ===============    ===============
Supplemental disclosure of cash flow information:
     Income taxes paid                                                                         0                  0
                                                                                 ===============    ===============
     Interest paid                                                               $        37,545    $        19,286
                                                                                 ===============    ===============
Supplemental disclosure of non-cash financing activities:
     Common stock (including $1,400,000 of shares subject to mandatory
     redemption factor and $809,996 of penalty                                         3,059,996                  0
         shares) to be issued for acquisition of Bott and Gulfgate
     Common stock issued for services                                                     12,500            350,360
     Issuance pf Series A preferred stock                                                      0            228,250

   The accompanying notes are an integral part of these financial statements.

Notes to consolidated financial statements:

(1)   Company and Summary of Significant Accounting Policies: Nature of
      Business: MEMS USA, Inc. (the "Company") was incorporated in Nevada in 2004. The Company is comprised of three wholly owned subsidiaries, MEMS USA, Inc., a California Corporation ("MEMS CA"), Bott Equipment Company, Inc. ("Bott") and Gulfgate Equipment, Inc. ("Gulfgate"). In November 2004, the Company formed a joint venture, Can Am Ethanol One, Inc. ("Can Am"). We presently own forty-nine point three percent (49.3%) of Can Am and maintain 50% of the company's voting rights.

      MEMS CA is an engineering and design firm engaged in the development and sale of instrumentation, blending skids and Intelligent Filtration Systems ("IFS").

      Gulfgate produces particulate filtration equipment utilized in the oil and power industries. Gulfgate also produces vacuum dehydration and coalescing systems that are utilized to remove water from turbine engine oil. These same systems are used by electric power generation facilities to remove water from transformer oils. To help meet its customers' diverse needs, Gulfgate maintains and operates a fleet of filtration and dehydration systems.

      Bott is a stocking distributor for various lines of industrial pumps, valves and instrumentation such as those utilized in MEMS CA's IFS and blending skid systems. Bott specializes in the construction of aviation and refueling systems, including, but not limited to helicopter refueling systems used on oil rigs throughout the world. Bott also constructs refueling systems for commercial marine vessels. Bott's customers include chemical plants, refineries, power plants and other industrial applications. MEMS CA, Bott and Gulfgate utilize a combination direct sales force as well as commissioned sales representatives to market and distribute their products. Can Am Ethanol One was created to manufacture, own and operate an ethanol production facilities in Canada. The joint venture will utilize a synthetic biomass conversion process to convert waste materials into ethanol. We intend to develop several other joint venture ethanol plants in Canada that will use a synthetic biomass conversion process, subject to receipt of required funding. In June 2005, MEMS CA and its joint venture partner each made a CN$25,000 at risk deposit to open escrow toward purchase of 2,150 acres of land which is intended to serve as a plant site in British Columbia, Canada. We are presently in the process of integrating our subsidiaries, which we believe will promote efficiency and lower operating costs. While each of our subsidiaries will remain a separate operating entity, we intend to optimize the resources of each.

      Revenue Recognition The majority of the Company's revenues are recognized when products are shipped to or when services are performed for unaffiliated customers. Other revenue recognition methods the Company uses include the following: revenue on production contracts is recorded when specific contract terms are fulfilled, which is when the product or service is delivered; revenue from cost reimbursement contracts is recorded as costs are incurred, plus fees earned (Can Am Ethanol One); revenue under long-term contracts, for which delivery is an inappropriate measure of performance, is recognized on the percentage-of-completion method based upon incurred costs compared to total estimated costs under the contract; and revenue under engineering contracts is generally recognized as milestones are attained. Going Concern: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern. Accounts Receivable: Accounts receivable have been reduced by an allowance for amounts that may become uncollectible. This estimated allowance is based primarily on Management's evaluation of the financial condition of the customer and historical bad debt experience. The Company has provided reserves for doubtful accounts as of June 30, 2005 in the amount of $52,240 that the Company believes are adequate.

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

      Stock Based Compensation: Pro forma information regarding net loss and loss per share, pursuant to the requirements of SFAS 123, for the three and nine months ended June 30, 2005 and 2004 are as follows: (Amounts in thousands except per share.)

                                                   Three months ended June 30       Nine months ended June 30
                                                         2005              2004             2005           2004
                                                   ---------------- ------------- ---------------- --------------
         Net loss, as reported                      $     (767)      $     (379)     $   (1,701)     $  (1,569)
         Deduct:  Total stock-based employee
         compensation
         expenses determined under
         the fair value Black-Scholes
         method with a 3% volatility and a 6%
         risk free rate of return
         assumption                                      ( 31)            ( 17)            ( 98)           ( 51)
                                                   ---------------- --------------- --------------- ----------------
         Pro forma net loss                         $     (798)      $     (396)      $   (1,799)     $   (1,620)
                                                   ================ =============== =============== ================
         Loss per share:
         Weighted average shares, basic
              and        diluted       -       as
         reported
                                                       17,241           13,386          16,103          11,913
         ---
         Basic and diluted, pro forma, per share    $   (0.05)        $  (0.03)        $ (0.11)       $  (0.14)
                                                   ================ =============== =============== ================

(2) Interim Financial Statements: The accompanying un-audited consolidated financial statements for the three and nine months ended June 30, 2005 and 2004 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. These un-audited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the period from November 17, 2000 (inception) to September 30, 2004 included in the Company's Form 10-KSB/A.

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

      The Agreement also provided that Trumble will personally introduce the Company's officers and representatives to five (5) qualified Texas bankers and that the Company will utilize its best efforts to remove Trumble's name as guarantor from the Bott and Gulfgate lines of credit (See notes 7 and 8) within 90 days of the fifth introduction. The Company has agreed that it will issue Trumble an additional 370,977 shares of restricted stock should it fail to achieve this milestone. Mr. Lawrence Weisdorn, Mr. Daniel Moscaritolo and Dr. James Latty have also agreed to join Trumble as guarantors on the Bott and Gulfgate credit lines. Mr. Weisdorn joined Trumble as guarantor on the Bott and Gulfgate credit lines in or around mid-November 2004. Mr. Moscaritolo and Mr. Latty have agreed to join as guarantors should the Company fail to recognize the milestone of removing Trumble's name as guarantor from the existing credit lines within the specified time period. As of the date of this report, only four qualified personal introductions have occurred. Thus, the 90 day milestone has not been triggered. The Company is committed to removing Mark Trumble as guarantor from the existing lines of credit and has submitted applications for credit lines with a number of financial institutions.

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

      Management believes that the acquisition of Bott and Gulfgate will provide the Company with cost effective means to engineer, manufacture and distribute products for its customers in the energy sector. Bott's components and Gulfgate's fabrication abilities may also be utilized to construct components to be used in Can AM Ethanol One, Inc.'s ethanol production facilities. The acquisition has been accounted for as a purchase transaction pursuant to Statement of Financial Accounting Standards No. 141 Business Combinations (SFAS 141) and accordingly, the acquired assets and liabilities assumed are recorded at their book values at the effective date of acquisition except for the real property which approximate the most current appraised value. Excess cost of $1,148,000 over the appraised real property and book value of the other acquired assets and liabilities assumed was assigned to goodwill. Goodwill included 370,977 of penalty common shares valued at $809,966.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousand):

Current assets                                               $ 1,846
Property, machinery, furniture and equipment                   1,873
                                                               -----
   Total assets acquired                                       3,719
                                                               =====

Current liabilities                                            1,619
Long term debt                                                   138
                                                                 ---
Total liabilities assumed                                      1,757
                                                               -----
   Net assets acquired                                         1,962
Excess Cost over fair value                                    1,148
                                                               -----
   Total purchase price                                      $ 3,110
                                                               =====

      In the event that any purchase adjustments arise within one year of the purchase date, the foregoing allocation may be adjusted. The $3,110,000 purchase price was comprised of the following (in thousand):

Cash                                                $      50
Common Stock (370,977 Penalty shares)                     810
Common Stock (1,309,677 shares)                         2,250
                                                        -----
         Total                                        $ 3,110
                                                        =====

         The following pro-forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of the three and nine months ended June 30, 2005 and 2004. (Amounts in thousands except per share.)

                          Three months ended June 30        Nine months ended June 30
                              2005           2004           2005              2004
                         ------------    ------------    ------------    ------------
Net sales                $      1,879    $      2,360    $      6,758    $      5,583
Gross Profit                      320             514           1,740           1,171
Net loss attributable to
   common shareholders   $       (767)   $       (379)   $     (1,701)   $     (1,569)
Net loss per share       $      (0.04)   $      (0.03)   $      (0.11)   $      (0.14)

(4)   Inventories:

      Inventories, net of reserve for slow moving inventory ($50,000), consist of finished goods and work in process in the amount of $534,555 and $312,594 respectively.

(5)   Property and Equipment:

         A summary at June 30, 2005 is as follows (in thousand):

Land                                    $  502
Buildings and improvements               1,144
Furniture, Machinery and equipment         515
Automobiles and trucks                      92
                                      --------
   Total                                 2,253
Less accumulated depreciation              156
                                      --------
                                        $2,097
                                      ========

      Depreciation expense charged to operations totaled approximately $47,500 and $109,000, respectively, for the three and nine months ended June 30, 2005.

(6)   Business Lines of Credits - Bott:

      Bott maintains three lines of credits with a bank in Houston, Texas. The credit lines are evidenced by three promissory notes, a Business Loan Agreement and certain commercial guarantees issued in favor of the bank. The material terms of these agreements follow:

      In May 2004, Bott entered into a promissory note with a bank whereby Bott may borrow up to $250,000 over a three year term. Bott may obtain credit line advances based upon its asset base. The note requires monthly payments of one thirty-sixth (1/36) of the outstanding principal balance plus accrued interest at the Bank's prime rate plus 1.0 percent.

      In June 2004, Bott executed a promissory note ("Note") with a bank whereby Bott may borrow up to $600,000, at an interest rate equal to the bank's prime rate. The Note provides for monthly payments of all accrued unpaid interest due as of the date of each payment. The Note further provides for a balloon payment of all principal and interest outstanding on the Note's one year anniversary. The Company informed the bank that it would not renew the line of credit and was engaged in discussions with other financial institutions with the intent of securing more favorable terms. The Company has a tentative agreement with the bank to payoff the remaining balance ($376,499) over an 84 month period commencing September 1, 2005.

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


      The Agreements and Notes are secured by the inventory, chattel paper, accounts receivable and general intangibles. The Agreements and Notes are also secured by the personal performance guarantees of Mr. Mark Trumble and Mr. Lawrence Weisdorn (Commercial Guarantees). The Commercial Guarantees require the guarantors to assure that all payments due under the Notes are timely made or to make such payments. Amounts outstanding at June 30, 2005 totaled $560,320.

(7) Business Line of Credit - Gulfgate: In June 2002, Gulfgate executed a promissory note ("Note") with a bank that allows Gulfgate to borrow up to $200,000 at an interest rate equal to the bank's prime rate, or a minimum interest rate of 5.00% per annum, whichever is greater. Gulfgate may draw down on the line of credit provided: that it is not in default on this Note or any other agreement that it might have with the bank; it is not insolvent; any guarantor revokes or limits the terms of his guarantee; the Borrower uses the funds available under the Note for an unauthorized purpose (i.e., other than for a business purpose without first obtaining the bank's written consent); and /or the bank believes that its interests are insecure. The Note provides the following limitations on the use of methods and advancements respecting the credit line, and the bank may not honor requests for advances if: the requested advance would cause the amounts requested under the Note to exceed $200,000; Gulfgate's checks or bank cards relating to the credit line are reported lost or stolen; the
      Note is in default; or the amount requested is less than allowed under the Note. The Note provides for monthly payments of all accrued unpaid interest due as of the date of each payment. The Note remains in force and effect until the bank provides notice to Gulfgate that no additional withdrawals are permitted (Final Availability Date). Thereafter, payments equal to either $250 or the outstanding interest plus one percent of the outstanding principal as of the Final Availability Date are due monthly until the Note is repaid in full. The Note allows for prepayment of all or part of the outstanding principal or interest without penalty. The Note is secured by Gulfgate's accounts with the bank, and by Gulfgate's inventory, chattel paper, accounts receivable, and general intangibles. The Agreement is also secured by the performance guarantees of Mr. Mark Trumble, Mr. Lawrence Weisdorn (prior CEO) and the Company. The personal guarantees require the guarantors to assure that all payments due under the Note are timely made or to make such payments. Amounts outstanding at June 30, 2005 totaled $195,466. The Company informed the bank that it will not renew the line of credit and was engaged in discussions with other financial institutions with the intent of securing more favorable terms. The Company has a tentative agreement with the bank to payoff the remaining balance ($195,466) over an 84 month period commencing September 1, 2005.

(8)   Promissory Notes:

      In November 2002, Gulfgate executed a promissory note with a bank in the amount of $35,782 at an interest rate equal to the bank's prime rate plus one-quarter of one percent (0.25%) for a vehicle purchase. The term of the note is for forty-seven (47) months. The Note is secured by Gulfgate's deposit accounts at the bank. Balance outstanding at June 30, 2005 was $16,178.

      In May 2003, Bott executed a promissory note with a bank in the amount of $26,398 at an interest rate equals to four point fifty five percent (4.55%) for a vehicle purchase. The term of the note is for fifty-nine
      (59) months at $494 per month. Balance outstanding at June 30, 2005 is $16,099.

(9)   Mortgage:

      On May 31, 2002, Gulfgate entered into a $140,000 promissory note ("Note") with a bank in connection with the refinancing of Gulfgate's real estate. The Note bears a fixed interest rate of seven percent (7.00%) per annum. The Loan provided for fifty-nine monthly payments of $1,267 due beginning July 2002 and ending June 2007. The Note may be prepaid without fee or penalty and is secured by a deed of trust on Gulfgate's realty. Gulfgate is required under the terms of a separate agreement to provide replacement value fire and extended coverage insurance having a $2,500 deductible. Balance outstanding at June 30, 2005 was $61,106.

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

         Summary of long-term notes payable and financing lease are as follow:

         Convertible loan                              $150,000
         Promissory notes for automobiles                32,277
         Mortgage payable                                61,106
         Financing lease agreement payable               22,566
         Other                                            4,179
                                                    -----------
                                                        270,128
         Less current portion                            29,011
                                                     ----------
         Long-term                                     $241,117
                                                       ========

(11)  Resignation of Executive Officer and Board Member:

      On June 25, 2005, Lawrence Weisdorn, resigned his position as Chief Executive Officer and Chairman of the Board. An abstract of Mr. Weisdorn's separation agreement with the Company may be found in the Company's July 1, 2005 8K filing with the Securities Exchange Commission. At the same time, Mr. Weisdorn also resigned his position as a director of the Company. James A. Latty, Ph.D, PE was appointed by the Board of Directors to the position of Chief Executive Officer and Chairman of the Board. Dr. Latty will continue as President of the Company, a position he has held since September of 2004.

(12) Subsequent Event: During the month of July 2005, the company raised $50,000 through private placement of its common stock to pre-existing, qualified, non-affiliated investors at $1.50 per share.



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

MEMS CA was incorporated in November 2000. MEMS CA is an engineering and design firm. MEMS CA has been engaged in the engineering and sale of instrumentation, blending skids and Intelligent Filtration Systems (IFS). During 2004, MEMS CA's engineers designed and constructed an acoustic viscometer. This instrument utilizes sound waves traveling through a fluid stream to determine the fluid's viscosity. To date, the Company has determined that the instrument may be utilized to measure the viscosity of a range of aqueous and organic fluids, including refined and crude oils. In May 2005 the Company filed a utility patent application respecting this device which replaces the previously filed provisional patent. MEMS CA is presently designing a multi-variant pressure, temperature and flow meter for use in industrial applications.

During 2004, MEMS CA's engineers also built a hydrocarbon blending system technology. One system we produced mixes three organic fluids, in differing percentages with accuracy. One of the Company's long term goals is to be able to build blending systems to mix ethanol with motor gasoline. When properly mixed, ethanol and gasoline provide a higher octane, cleaner burning fuel for automobiles.

MEMS CA's engineers have also been charged by the Company to oversee the Company's IFS business. These systems are utilized to filter wastes from amine, oil or water streams. Unlike a typical canister filter system, such as the oil filter in an automobile, which needs to be periodically replaced and disposed of, the filters utilized in intelligent filtration systems can last for decades. Furthermore, the filter system is self cleaning. Once the system recognizes that its filter is becoming clogged by debris filtered from the fluid flow, it turns the fluid flow through the filter off and "back flushes" the debris caked on the filter into a collection vessel. The system then turns the fluid flow through the system back on through the freshly cleaned filter. The filter cleaning process takes only seconds to complete and repeats as necessary to assure optimum filtration. A facility utilizing IFS technology needn't dispose of contaminated filters, but only need dispose of the contaminate itself. Thus, while a filtration system based upon IFS technology typically requires a greater capital investment on the part of the purchaser, these costs are offset in the long run by savings in filter replacement and disposal costs. The Company anticipates that it may be able to utilize its intelligent filtration systems as an integral part of any ethanol production facility that it may design. The Company is presently aware of three competitors offering similar technologies to MEMS IFS technology.

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

Can Am was created to manufacture, own and operate one ethanol production facility in Canada. The joint venture will utilize a synthetic biomass conversion process to convert waste materials into ethanol. We are aware of several commercially available conversion processes which we believe will meet our requirements and are presently evaluating the processes in relation to their required capital investment, operating costs, conversion yield and product quality as a prerequisite to licensing or acquiring the process technology. It is anticipated that the ethanol manufactured by the joint venture will be sold to companies which blend ethanol with motor fuel. The blending of ethanol with motor fuel reduces emissions and will help countries such as Canada meet the Kyoto Accords for reduced greenhouse gas emissions. We intend to develop several ethanol plants in Canada that will use a synthetic biomass conversion process, subject to receipt of required funding. We estimate that each ethanol plant will require approximately $150 million in capital. MEMS USA's engineering group, headquartered in Westlake Village, CA, has entered into a contract with Can Am to develop the engineering data and direct the plant engineering and construction projects. It is anticipated that the Company's Texas subsidiaries will be called upon to supply instrumentation for the project and assist in its modular construction, subject to receipt of funding.

On April 25, 2005 the Company and Accelon Energy System, Inc. ("Accelon") entered into a contract with Can Am whereby the Company and Accelon agreed to provide certain services to Can Am on the condition that Can Am receives project funding on or before June 1st, 2005. Please refer to the Company's Form 8-K filing dated April 29, 2005 for details relating to this contract. The contract was amended on May 24, 2005 by the parties to extend the termination date from June 1, 2005 to October 31, 2005. Please see Exhibit 10.2 for details relating to this amendment.

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

Comparison of Operations

Net sales were $1,878,580 and $95,350 for the three months ended June 30, 2005 and 2004, respectively. Net sales for the nine-month periods ended June 30, 2005 and 2004 were $6,757,819 and $95,350, respectively. The sales increases for the three months and for the nine months ended June 30, 2005 as compared to the prior year were due to the acquisition of Gulfgate and Bott. Net sales increased to $1,878,580 for the third quarter of fiscal 2005 from $1,864,543 for the second quarter of fiscal 2005. Sales for the third quarter of fiscal 2005 were at expected levels. This coupled with a record level of orders in sales backlog ($2.6 million) positions the company for a strong fourth quarter.

Operating expenses were $1,090,010 and $444,149 for the fiscal quarters ended June 30, 2005 and 2004, respectively. Operating expenses for the nine-month periods ended June 30, 2005 and 2004 were $3,446,593 and $1,525,072, respectively. Operating expense increases for the quarter ended and for the nine months ended June 30, 2005 as compared to the prior year were due to the acquisition of Gulfgate and Bott. We expect operating expenses to increase further as we undertake the design, engineering and construction of one or more ethanol plants in Canada.

For the quarter ended June 30, 2005, shareholder's equity was $1,279,140 as compared to a deficit of $1,394,050 for the prior year period ended June 30, 2004. The increase in shareholder equity is attributable to the acquisition of Gulfgate and Bott and the sale of MEMS common stock in several private placement offerings.

Interest expense was $18,929 and $-0- for the fiscal quarters ended June 30, 2005 and 2004, respectively. Interest expense for the nine-month periods ended June 30, 2005 and 2004 was $46,811 and $-0-, respectively. The increase is attributable to the interest payments made pursuant to the terms of the credit lines of Bott and Gulfgate.

In summary, net losses were $767,067 and $629,751 for the fiscal quarters ended

June 30, 2005 and 2004, respectively. Net losses for the nine-month periods ended June 30, 2005 and 2004 were $1,700,790 and $1,925,653, respectively. The increased net loss for the fiscal quarter ended June 30, 2005 as compared to the prior year was primarily due to higher MEMS general and administrative expenses resulting from a ramping up of operations to accommodate the acquisition of Bott and Gulfgate and the initial start-up efforts associated with the Can-Am Ethanol One contract. Reduction in net loss for the nine months ended June 30, 2005 as compared to the prior year was primarily due to the acquisition of Gulfgate and Bott.

Liquidity and Capital Resources

Our plan of operations over the next 12 months includes the continued pursuit of our goal to design, engineer, build and operate one or more ethanol plants. In that regard we are dependent upon Can Am Ethanol One, Inc.'s efforts to raise the necessary capital. We also intend to continue to develop our sensor technology. We believe that our working capital as of the date of this report will not be sufficient to satisfy our estimated working capital requirements at our current level of operations for the next twelve months. Our cash and cash equivalents were $388,131 as of June 30, 2005, compared to cash and cash equivalents of $26,439 as of September 30, 2004. At our current cash "burn rate", we will need to raise additional cash through debt or equity financings during the fourth quarter of 2005 and the first half of 2006 in order to fund our continued development of our sensor technology and devices and to finance possible future losses from operations as we expand our business lines and reach a profitable level of operations. Before considering Can Am, we believe that we require a minimum of $2,000,000 in order to fund our planned operations over the next 12 months, in addition to the capital required for the establishment of any ethanol production facilities. We plan to obtain the additional working capital through private placement sales of our equity securities and are currently evaluating several opportunities. However, as of the date of this report, we have no firm commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued operations will be materially adversely affected.

During the month of April 2005, the company raised $750,000 through private placement of its common stock to Registrant's pre-existing, qualified, non-affiliated investors at $2.00 per share. The purchase agreement also provided the investors with a warrant to purchase an additional 222,222 shares of the Company's common stock at a price of $2.50 per share as well as a .7 percent (0.7%) equity interest in any wood waste-to-ethanol plant or project, including the first ten ethanol plants or any biomass feedstock, in which the Company holds or will hold an equity position. The warrants granted pursuant to this transaction expired on July 15, 2005 without being exercised. The purchase agreement also granted MEMS the right to vote the investor's 0.7% interest. Thus, MEMS maintains the same 50% voting interest as Accelon Energy System. An exemplar of this contract is attached hereto as Exhibit 10.1.

Subsequent Event

During the month of July 2005, the company raised $50,000 through private placement of its common stock to pre-existing, qualified, non-affiliated investors at $1.50 per share.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include those risk factors set forth in our 2004 Annual Report on Form 10-KSB/A filed with the SEC on February 3, 2005

ITEM 3. Controls and Procedures
-------------------------------

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Our President and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, overall, are effective as of the end of the period covered by this report. There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affected, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION


Item 1. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 1,309,667 shares of its common stock to Mr. Mark Trumble in consideration for the purchase of 100% of the shares of Bott Equipment Company, Inc. and Gulfgate Equipment, Inc. in accordance with the Stock Purchase Agreement ("Agreement") entered into by the Company and Mr. Trumble. (A copy of the Agreement was filed as an Exhibit to our form 10KSB/A filed with the SEC on February 3, 2005.) The Agreement contains covenants in favor of Mr. Trumble that are secured with our promise to issue up to a total of 1,236,591 additional shares of our stock to Mr. Trumble in the event we fail to satisfy those covenants. As of the date of this report, the Company is obligated to issue 370,977 penalty shares to Mr. Trumble. Additionally, certain outstanding covenants may require us to issue up to 370,977 additional penalty shares in the event that we fail to satisfy those covenants. During the month of April 2005, the company raised $750,000 through private placement of its common stock to pre-existing, qualified, non-affiliated investors at $2.00 per share. The purchase agreement also provided the investors with a warrant to purchase an additional 222,222 shares of the Company's common stock at a price of $2.50 per share as well as a .7 percent (0.7%) equity interest in any wood waste-to-ethanol plant or project, including the first ten ethanol plants or any biomass feedstock, in which the Company holds or will hold an equity position. The warrants granted pursuant to this transaction expired on July 15, 2005 without being exercised. The purchase agreement also granted MEMS the right to vote the investor's 0.7% interest. Thus, MEMS maintains the same 50% voting interest as Accelon Energy System. An exemplar of this contract is attached hereto as Exhibit 10.1.


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

In December 2004 the Company paid $75,000 to Mr. Mark Trumble in order to avoid the issuance of 61,829 Penalty Shares to Mr. Trumble. In January 2005, the Company paid Mr. Trumble $158,000 to avoid the issuance of 123,659 Penalty Shares to Mr. Trumble. Although the Company had no obligation to make these payments under its agreement with Mr. Trumble, it did have an obligation to issue penalty shares to Mr. Trumble if Mr. Trumble did not recognize these monies through the sale of stock. When the Company learned that the primary obligor, Mr. Lawrence Weisdorn Sr., was then unable to fulfill his contractual obligations to Mr. Trumble, the Company believed that it was in the shareholder's best interests to avoid dilution by making these payments and seeking to recoup the monies paid by the Company from Mr. Weisdorn Sr. at a later date. As of this date the company has received $185,000 from Lawrence Weisdorn Sr. The Company believes that it will recover some or all of the remaining balance, $48,000, before the close of the next quarter. The Company is obligated to issue to Mr. Trumble 247,318 Penalty Shares because Mr. Trumble did not recognize $307,000 within 60 days of the close of the acquisition. Finally, the Company is obligated to issue to Mr. Trumble an additional 123,659 Penalty Shares since the Company did not receive $2,000,000 in gross equity funding within 120 days of the Closing Date. In summary, the Company's obligation to issue penalty shares totaling 370,977 valued at $810,000 to Mr. Trumble has significantly increased goodwill. This increase in goodwill could give rise to impairment loss recognition at the company's measurement date, September 30, 2005.

On June 25, 2005, Lawrence Weisdorn, resigned his position as Chief Executive Officer and Chairman of the Board. An abstract of Mr. Weisdorn's separation agreement with the Company may be found in the Company's July 1, 2005 8K filing with the Securities Exchange Commission. At the same time, Mr. Weisdorn also resigned his position as a director of the Company. James A. Latty, Ph.D, PE was appointed by the Board of Directors to the position of Chief Executive Officer and Chairman of the Board. Dr. Latty will continue as President of the Company, a position he has held since September of 2004.


Item 3. Exhibits.
        --------

(a)   Exhibits

      10.1 Securities Purchase Agreement dated April 22, 2005 (Filed electronically herewith)

      10.2 Can-Am Ethanol One, Inc. Amendment to Contract dated May 24, 2005 (Filed electronically herewith)

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

                                 MEMS USA, Inc.
                                  (Registrant)

Date:     August 15, 2005                     /s/
                                             ----------------------------------
                                             James A. Latty
                                             Chief Executive Officer