Form 10KSB
period 2005-09-30
MEMS USA INC
filed 2006-02-02
CIK 23778

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  September 30, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-4846-3

                                 MEMS USA, INC.
                 (Name of small business issuer in its charter)

Nevada                                                      82-0288840
----------------------------------------                    --------------------
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                              identification no.)

5701 Lindero Canyon Road, Suite 2-100
Westlake Village, California                                91362
----------------------------------------                    --------------------
(Address of principal executive offices)                    (Zip code)

          Issuer's telephone number, including area code (818) 735-4750

Securities to be registered under Section 12(b) of the Act:

Title of each class                            Name of each exchange on which
to be so registered                            each class is to be registered

         None                                  N/A
----------------------------------------       ---------------------------------

Securities to be registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were: $8,828,157

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 26, 2005 was approximately $ 18,987,706.

The number of shares of the common stock outstanding as of December 26, 2005 was 18,397,767.

                   Documents incorporated by reference: None.

                                 MEMS USA, Inc.

                                   FORM 10-KSB

                  For The Fiscal Year Ended September 30, 2005

                                      INDEX
                                                                            Page
PART I
ITEM 1.     Description of Business                                           1
ITEM 2.     Description of Property                                           9
ITEM 3.     Legal Proceedings                                                 9
ITEM 4.     Submission of Matters to a Vote of Security Holders              11

PART II
ITEM 5.     Market for Common Equity and Related Stockholder Matters         11
ITEM 6.     Management's Discussion and Analysis                             14
ITEM 7.     Financial Statements                                             17
ITEM 8.     Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         39
ITEM 8A     Controls and Procedures                                          39
ITEM 8B     Other Information                                                39

PART III
ITEM 9.     Directors and Executive Officers of the Registrant               40
ITEM 10.    Executive Compensation                                           41
ITEM 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                       42
ITEM 12.    Certain Relationships and Related Transactions                   43
ITEM 13.    Exhibits and Reports On Form 10-KSB                              43
ITEM 14.    Principal Accountant Fees and Services                           44
            Signatures                                                       45

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

MEMS CA was incorporated in November, 2000. MEMS CA is a California based professional engineered systems, products and services company serving the oil, petro-chemical, natural gas and electric utility industries. . During 2004, MEMS CA's engineers designed and constructed an acoustic viscometer. This instrument utilizes sound waves traveling through a fluid stream to determine the fluid's viscosity. To date, the Company has determined that the instrument may be utilized to measure the viscosity of a range of aqueous and organic fluids, including, refined and crude oils. The Company has filed a provisional patent application respecting this device and anticipates filing one or more utility patents respecting this device in the near future. MEMS CA is presently developing a multi-variant pressure, temperature and flow meter use in industrial applications.

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

During 2005, MEMS CA's engineers have been charged by the Company to oversee the Company's IFS business. These systems are utilized to filter wastes from oil or water streams. Unlike a typical canister system, such as the oil filter in an automobile, which needs to be periodically replaced and disposed of, the filters utilized in intelligent filtration systems can last for decades. Furthermore, the filter system is self cleaning. Once the system recognizes that its filter is becoming clogged by debris filtered from the fluid flow, it turns the fluid flow through the filter off and "back flushes" the debris caked on the filter into a collection decanter. The system then turns the fluid flow through the system back on through the freshly cleaned filter. The filter cleaning process takes only seconds to complete and repeats as necessary to assure optimum filtration. A facility utilizing IFS technology needn't dispose of contaminated filters, but only need dispose of the contaminate itself. Thus, while a filtration system based upon IFS technology typically requires a greater capital investment on the part of the purchaser, these costs are offset in the long run by savings in filter replacement and disposal costs. The Company anticipates that it may be able to utilize its intelligent filtration systems as an integral part of any ethanol production facility that it may design. The Company is presently aware of three competitors offering similar technologies to MEMS IFS technology.

Presently, MEMS CA's utilizes a direct sales force to market and distribute its products. MEMS CA targets niche business segments and is not dependent upon any one or a few major customers. A typical contract requires MEMS CA to create a product that previously did not exist or improve upon an existing technology using MEMS (Micro Electro Mechanical Systems) devices. The majority of the monies raised since the Company's acquisition of MEMS CA have been utilized to fund MEMS CA's acquisition and development of new technologies.

Gulfgate produces particulate filtration equipment for the oil and power industries. Gulfgate also produces vacuum dehydration and coalescing systems that remove water from turbine engine oil. These same systems are used by electric power generation facilities to remove water from transformer oils. To help meet its customers' diverse needs, Gulfgate maintains and operates a rental fleet of filtration and dehydration systems.

Bott is a stocking distributor for lines of industrial pumps, valves and instrumentation. Bott specializes in the construction of aviation refueling systems for helicopter refueling on oil rigs throughout the world. Bott also constructs refueling systems for commercial marine vessels. Bott's customers include chemical manufacturers, refineries, power plants and other industrial customers.

MEMS CA, Bott and Gulfgate have a combined direct sales force as well as commissioned sales representatives that sell their products. Can Am was created to manufacture, own and operate one ethanol production facility in British Columbia Canada. In June 2005, the Company and its Canadian counterpart each made a CN$25,000 at risk deposit to open escrow toward purchase of 2,150 acres of land intended to serve as a plant site in British Columbia, Canada ("Purchase Agreement").

Subsequently, the Company paid an additional at-risk deposit of CN$50,000 for an extension of the Closing Date of the Purchase Agreement. As of the date of this report, the Purchase Agreement remains active, but has not closed. Due to the length of time that Purchase Agreement has remained pending, as well as other factors, the Company is contemplating selling its' interest to Accelon Energy System, Inc., the other owner of Can Am Ethanol One, Inc. We will continue to explore other potential plant sites in Canada.

The plant was to utilize a synthetic biomass conversion process to convert wood waste materials into ethanol. Subject to receipt of the required funding several biomass-to-ethanol plants are planned for Canada that will also use a synthetic biomass conversion process. MEMS USA's engineering group, headquartered in Westlake Village, CA, will develop the engineering data and direct the plant engineering and construction projects. It is anticipated that the Company's Texas subsidiaries will be called upon to supply instrumentation for the project and assist in its modular construction.

In December 2005, the Company incorporated Hearst Ethanol One, Inc., an Ontario corporation ("HEO") for the purpose of building, owning and operating an ethanol production facility in Canada. As of the date of this report, the Company owns ninety-nine point three percent (99.3%) of HEO. Dr. James A. Latty and Mr. Daniel Moscaritolo are presently the only directors and officers of HEO.

On December 21, 2005, HEO entered into a land purchase agreement with C. Villeneuve Construction Company, Ltd. Upon successful completion of due diligence concerning 600 acres of land to be acquired near Hearst, Ontario, Canada and at the discretion of the Company to accept the results, the transaction is anticipated to close on or before May 1st, 2006. Additional details concerning this transaction may be found in the Company's Form 8K report filed December 27, 2005 which is hereby incorporated by reference.

We are continuing the process of vertically integrating our subsidiaries, which we believe will promote efficiency and lower operating costs. Each of our subsidiaries will remain a separate operating entity.

History:

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

752,688 shares of the shares issued to Trumble are subject to a one time put. On or about October 26, 2005, Mr. Trumble exercised this put. Under the terms of the put, Trumble has elected to exchange all of the 752,688 shares for an amount equal to $1.86 per share (which is the average price of the Company's stock on the OTC BBC for the thirty trading days comprising September 13, 2004 through October 22, 2004) times the number of shares exchanged by Trumble pursuant to the put. The Company shall have sixty (60) days from the date of exercise to pay off any sums due thereby. An extension for payment of the put has been negotiated between Mr. Trumble and the Company. The Company's performance under the terms of the put is secured by second deeds of trust with vendors' liens in favor of Trumble on certain parcels of the Companies' real estate.

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

The Agreement also provided that Trumble will personally introduce the Company's officers and representatives to five (5) qualified Texas bankers and that the Company will utilize its best efforts to remove Trumble's name as guarantor from the Bott and Gulfgate lines of credit (See note 8 and 9) within 90 days of the fifth introduction. The Company has agreed that it will issue Trumble an additional 370,977 shares of restricted stock should it fail to achieve this milestone. Mr. Lawrence Weisdorn, Mr. Daniel Moscaritolo and Dr. James Latty have also agreed to join Trumble as guarantors on the Bott and Gulfgate credit lines. Mr. Weisdorn joined Trumble as guarantor on the Bott and Gulfgate credit lines in or around mid-November 2004. Mr. Moscaritolo and Mr. Latty have agreed to join as guarantors should the Company fail to recognize the milestone of removing Trumble's name as guarantor from the existing credit lines within the specified time period. As of the date of this report, only four qualified personal introductions have occurred. Thus, the 90 day milestone has not been triggered. The Company is committed to removing Mark Trumble as guarantor from the existing lines of credit and has submitted applications for credit lines with a number of financial institutions.

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

Finally, the Company has recognized that Trumble shall sell 326,344 shares of his stock at a purchase price of approximately $607,000 to private parties, including a related party Lawrence Weisdorn, Sr., the former CEO's father and a shareholder and/or Weisdorn Sr.'s assignees pursuant to a written agreement between Trumble and Weisdorn Sr. Should Trumble fail to recognize $607,000, through no fault of Trumble, the Company agreed to issue up to 494,636 shares of restricted stock to Trumble. The percentage of the Penalty Shares the Company shall issue, if any, shall be prorated in accordance with any monies received by Trumble during the 60-day period. It is further understood that the penalties are subject to the following schedule: (1) Trumble shall have recognized at least $75,000 within 15 days of the Closing Date or he shall receive up to 61,829 Penalty Shares; (2) Trumble shall recognize an additional $75,000 within 30 days of the Closing Date or he shall receive up to an additional 61,829 Penalty Shares; (3) Trumble shall recognize an additional $150,000 within 45 days of the Closing Date or he shall receive up to an additional 123,659 Penalty Shares; and (4) Trumble shall recognize an additional $307,000 within 60 days of Closing Date or he shall receive up to an additional 247,318 Penalty Shares. Each milestone is to be calculated as a stand-alone event. All of the above Penalty Share calculations shall be subject to a pro-rata offset for monies received that fall short of the indicated milestones.

On December 15, 2005, the Company assumed Weisdorn Sr.'s obligation to purchase 165,054 shares from Mr. Trumble at $1.86 per share. See note 17, Subsequent Events.

During the first quarter of fiscal year 2005, the Company, in order to avoid the issuance of 61,829 penalty shares, paid $75,000 directly to Mr. Trumble. The Company has recorded this payment as a reduction to additional paid-in capital. As of the date of this report the Company has received approximately $27,000 of the $75,000 from Mr. Weisdorn Sr.

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

Management believes that the acquisition of Bott and Gulfgate will provide the Company with cost effective means to engineer, manufacture and distribute products for its customers in the energy sector. Bott and Gulfgate may also provide or construct products to be used in ethanol production facilities. The acquisition has been accounted for as a purchase transaction pursuant to Statement of Financial Accounting Standards No. 141 Business Combinations (SFAS
141) and accordingly, the acquired assets and liabilities assumed are recorded at their book values at the effective date of acquisition except for the real property which approximate the most current appraised value. Excess cost of $915,373 over the appraised real property and book value of the other acquired assets and liabilities assumed was assigned to goodwill. Goodwill included 370,977 of penalty common shares valued at $809,966. See Part II, Item 7. Financials, Note 2. Acquisitions, for additional information.

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

We are an emerging growth company with limited operating history, accordingly there is limited historical information available upon which you can judge the merits of an investment in our company. We commenced operations as a new business engaged in designing and selling micro electro mechanical systems
(MEMS) for major scientific and engineering companies in February 2004. To date, we have generated only $197,671 in revenue from our MEMS CA operations. While we intend to remain involved in the MEMS industry, our board of directors recently approved a redirection of our focus towards designing, building and operating ethanol production facilities. We have not commenced meaningful activity in the area of ethanol production and only one member of our management team has any meaningful prior experience in the ethanol industry. In October 2004 we acquired Bott Equipment Company, Inc. ("Bott") and Gulfgate Equipment, Inc., ("Gulfgate"). These companies were and are engaged in the businesses of providing systems and equipment to various industries, including, but not limited to, petrochemical plants, refineries, pulp and paper mills, steel mills, and electrical utilities. Although Bott and Gulfgate are operating companies and together generated net income of $93,624 on $8,714,311 of revenue for the 12 months ended September 30, 2005, we only recently acquired control of Bott and Gulfgate, and have limited experience in running the two companies.

We have generated net losses since inception, which may continue for the foreseeable future as we try to grow our business, which means that you may be unable to realize a return on your investment for a long period of time, if ever. Our present business operations commenced in February 2004. From inception through September 30, 2005, we generated revenues of $8,911,982 and incurred a cumulative net loss of $5,545,454. We expect to continue incurring operating losses until we are able to derive meaningful revenues from our proposed business relating to ethanol production, energy generation and supply or MEMS.

We have limited available working capital and require significant additional capital in order to sustain our operations, and if we cannot obtain additional financing we might cease to continue. As of September 30, 2005, we had total current assets of $2,635,561 and working capital of $460,260 before including a liability for common stock subscribed of $1,111,000. We believe that we require a minimum of $2,500,000 in order to fund our planned operations over the next 12 months, in addition to the capital required for the establishment of any ethanol production facilities. We plan to obtain the additional working capital through private placement sales of our equity securities. The company has entered into an agreement to sell its securities with the requisite funding, however as of the date of this report, we have not received any funds, nor can there be any assurance that such funds will be forthcoming. See note 17b, Subsequent Events. Should we be unable to raise the required funds, our ability to finance our continued operations will be materially adversely affected.

Our independent auditors' report raises substantial doubt about our ability to continue as a going concern. Their report has an explanatory paragraph stating that our recurring losses from operations since inception, the Company has accumulated deficit of $5,545,454 as of September 30, 2005 raises substantial doubt about our ability to continue as a going concern. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern.

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

Item 3.    Legal Proceedings.

As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation are asserted or commenced from time to time against the Company. The Company believes that final judgments, if any, which might be rendered against the Company in current litigation are adequately reserved, covered by insurance, or would not have a material adverse effect on its financial statements.

On October 17, 2005, the Company and its officers filed a complaint against Lawrence Weisdorn, Jr. ("Weisdorn), the Company's former Chief Executive Officer and Chairman of the Board of Directors, Lawrence Weisdorn, Sr. ("Weisdorn Sr." and together with Weisdorn, the "Weisdorn Parties"), Nathan Drage ("Drage") and Drage related parties in the Superior Court of the State of California for Los Angeles County, alleging claims for, among other things, breaches of Nevada and federal law and breach of fiduciary duty (the "Action"). The Company's claims were based in substantial part on allegations of the unauthorized issuance of shares of the Company's predecessor's common stock in December 2003, prior to the reverse acquisition and merger with MEMS-CA which was finalized in February, 2004. The Company sought an injunction preventing the Weisdorn Parties and Drage and his related parties from selling or transferring any of the shares of the Company's common stock issued in December 2003, the return of the shares to the Company for cancellation and monetary damages.

On November 3, 2005, the Weisdorn Parties filed a cross-complaint against the Company and its officers, alleging claims for, among other things, breach of employment agreement, libel and indemnification (the "Weisdorn Counterclaim"). The Weisdorn Parties' claims were based in part on assertions by Weisdorn that he was improperly terminated without cause from his positions with the Company in June 2005, and that he was entitled to indemnification pursuant to Nevada corporations law in connection with the Action. The Weisdorn Parties sought monetary damages.

On December 15, 2005, the Company and its officers entered into a Settlement Agreement and Release with the Weisdorn Parties and other Weisdorn related parties, effective as of July 1, 2005 (the "Settlement Agreement"), pursuant to which the parties agreed to, among other things, dismiss the Action as it related to the Weisdorn Parties, dismiss the Weisdorn Counterclaim, mutually release all claims and mutually indemnify the other parties from certain claims. Weisdorn also agreed to deliver a letter of resignation to the Company, confirming his resignation as Chief Executive Officer and Chairman of the Board of Directors of the Company as of June 25, 2005 and clarifying and confirming the terms of his separation from the Company. The Weisdorn Parties and other Weisdorn related parties further agreed to deliver to the Company all shares or rights to shares of the Company's common stock owned by such parties. The net stock returned to the Company by the Weisdorn parties was 2,699,684 shares, not including 670,000 shares of the Company's common stock to be held by the Company in an account for the benefit of the Weisdorn Parties (the "Retained Stock"), which Retained Stock will be sold for the benefit of the Weisdorn Parties pursuant to the terms set forth in the Settlement Agreement. The Company has the option to purchase any portion of the Retained Stock at a price determined according to the terms of the Settlement Agreement. The Company also agreed to assume the obligations of the Weisdorn Parties and other Weisdorn related parties to purchase certain shares of the Company's common stock from a third party, and the Weisdorn Parties assigned to the Company their interests in certain claims against a third party.

The Settlement Agreement did not in any way affect claims brought in the Action by the Company and its officers against Drage and the Drage-related entities. However, on January 13, 2006, Drage and Adrian Wilson, one of the Drage parties, verbally agreed to a settlement in principal with the Company, which the parties intend to memorialize shortly. In connection with the verbal agreement to a settlement, the Company and its officers filed a Request for Dismissal without prejudice of all claims against Drage and the Drage related entities on January 13, 2006.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to our security holders during the fourth quarter of the fiscal year ended September 30, 2005.

Part II

Item 5.    Market for Common Equity and Related Shareholder Matters.

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol "MEMS." Set forth below are high and low closing prices for our common stock for each quarter during the two fiscal years ended September 30, 2005. We consider our common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the common stock. In reviewing the table below, please note that in December 2003 we conducted a one for 200 reverse split of our common stock and in February 2004 consummated our acquisition of MEMS-California.

         Quarter Ended                                        High      Low
         -------------                                        ----      ---
         December 31, 2003                                    $1.75    $0.01
         March 31, 2004                                       $2.75    $1.45
         June 30, 2004                                        $2.50    $1.09
         September 30, 2004                                   $2.29    $1.74

         December 31, 2004                                    $2.32    $1.51
         March 31, 2005                                       $3.30    $2.10
         June 30, 2005                                        $2.59    $1.70
         September 30, 2005                                   $2.45    $1.50

Holders

As of December 26, 2005, there were 2,825 record holders of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Sales of Unregistered Securities

During the fiscal year ended September 30, 2005, we sold unregistered shares of our securities in the following transactions:

In October 2004 the Company issued 1,309,667 shares of its common stock to Mr. Mark Trumble in consideration for the purchase of 100% of the shares of Bott Equipment Company, Inc. and Gulfgate Equipment, Inc. in accordance with the Stock Purchase Agreement ("Agreement") entered into by the Company and Mr. Trumble. (A copy of the Agreement was filed as an Exhibit to our form 10KSB/A filed with the SEC on February 3, 2005.) The Agreement contains covenants in favor of Mr. Trumble that are secured with our promise to issue up to a total of 1,236,591 additional shares of our stock to Mr. Trumble in the event we fail to satisfy those covenants. As of the date of this report, the Company is obligated to issue 370,977 penalty shares to Mr. Trumble. Additionally, certain outstanding covenants may require us to issue up to 370,977 additional penalty shares in the event that we fail to satisfy those covenants.

During the months of February through June 2004, the Company sold 1,331,783 shares of its common stock via a private placement offering (the "PIPE"). The subscription agreement accompanying the PIPE sales provided the purchaser with a warrant under the PIPE. The warrants bore an expiration date of January 27, 2005. In January 2005, forty-five (45) PIPE warrant holders exercised 537,550 warrants and the Company recognized a combined purchase price of $1,178,257. The average price for this transaction was $2.19 per share.

In January 2005, another warrant holder exercised 17,827 warrants and the Company recognized a combined purchase price of $22,284. The average price for this transaction was $1.25 per share.

In April 2005, the company sold 375,000 shares of its common stock via a private placement offering to pre-existing, qualified, non-affiliated investors. The Company recognized a combined purchase price of $750,000. The average price for this transaction was $2.00 per share. The purchase agreement also provided the investors with a warrant to purchase an additional 222,222 shares of the Company's common stock at a price of $2.50 per share as well as a .7 percent (0.7%) equity interest in any wood waste-to-ethanol plant or project, including the first ten ethanol plants or any biomass feedstock, in which the Company holds or will hold an equity position. The warrants granted pursuant to this transaction expired on July 15, 2005 without being exercised. The purchase agreement also granted MEMS the right to vote the investor's 0.7% interest. Thus, MEMS maintains the same 50% voting interest as Accelon Energy System. An exemplar of this contract is attached hereto as Exhibit.

In July 2005 the Company sold 33,334 shares of its common stock via a private placement offering (the "PIPE"). The Company recognized a purchase price of $50,000. The average price for this transaction was $1.50 per share.

Between August and September 2005, we conducted a private placement of units consisting of common shares and warrants pursuant to Section 4(2) of the Securities Act and Rule 506 there under. The Company retained SW Bach & Company pursuant to a certain placement agency agreement dated August 23, 2005 ("Agreement") whereby Bach was retained to place up to 1,500,000 Units at $1.50 per Unit for the Company. Each Unit consisted of a Share of the Company's common stock and a warrant to purchase an additional share of the Company's common stock for $2.25. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. The unit purchase price was $1.50. The warrant entitles the holder to purchase one share of our common stock at an exercise price of $2.25 per share for a period ending September 2010. As consideration for the Agreement, Bach and its selected dealers were compensated ten percent (10%) of the equity raised together with the reimbursement of non-accountable expenses in an amount of up to 2% of the equity raised, plus a pro-rated due diligence fee not to exceed $25,000 and all reasonable legal fees not to exceed $35,000, and warrants to purchase Units equal to ten percent (10%) of the number of Units sold (Placement Agent Warrants). Each Placement Agent Warrant consists of a warrant to purchase one common share of the Company's Common Stock at $1.50 per share and a warrant to purchase an additional share at $2.25 per share. Bach and its selected dealers stopped activities early after only raising $1,005,000 for the Company through the sale of 670,000 units to 22 accredited investors. Early discontinuation of the private placement resulted in the termination of the sales agency agreement between S.W. Bach and MEMS. As of the date of this report, no unit warrants have been exercised. S.W. Bach & Company will be issued 67,000 Placement Agent Warrants.

On November 10, 2005, the Company entered into a stock purchase agreement with Mercatus & Partners, Limited, a private limited company of the United Kingdom ("Mercatus Limited"), for the sale of 1,530,000 shares of the Company's common stock for a minimum purchase price of $0.73 per share (the "SICAV One Agreement), and another stock purchase agreement with Mercatus Limited also for the sale of 1,530,000 shares of the Company's common stock for a minimum purchase price of $0.73 per share (the "SICAV Two Agreement" and together with the SICAV One Agreement, the "SICAV Agreements"). The shares offered and sold under the SICAV Agreements were offered and sold pursuant to a private placement that is exempt from the registration provisions of the Securities Act under
Section 4(2) of the Securities Act pursuant to Mercatus Limited's exemption from registration afforded by Regulation S. Pursuant to the terms of the SICAV Agreements, the Company issued and delivered an aggregate number of 3,060,000 shares of the Company's common stock within five days of the execution of the respective SICAV Agreements to a custodial lock box on behalf of Mercatus Limited for placement into two European SICAV funds. The SICAV Agreements provided Mercatus Limited with up to 30 days after the delivery of the shares of the Company's common stock to issue payment to the Company. If payment for the shares was not received by the Company within 30 days of the delivery of the shares, the Company had the right to demand the issued shares be returned. (The Company has not yet received payment for the shares issued pursuant to the SICAV Agreements but has not exercised its right to demand return of the shares.)

On November 12, 2005, the Company also entered into another private stock purchase agreement with Mercatus & Partners, Limited, a private limited company of the United Kingdom ("Mercatus Limited") for the sale of 170,000 shares of the Company's common stock for a minimum purchase price of $0.82 per share (the "Private SICAV One Agreement") and another private stock purchase agreement with Mercatus LP also for the sale 170,000 shares of the Company's common stock for a minimum purchase price of $0.82 per share (the "Private SICAV Two Agreement" and with the Private SICAV One Agreement, the "Private SICAV Agreements"). The shares offered and sold under the SICAV Agreements were offered and sold pursuant to a private placement that is exempt from the registration provisions of the Securities Act under Section 4(2) of the Securities Act pursuant to Mercatus Limited's exemption from registration afforded by Regulation S. Pursuant to the terms of the Private SICAV Agreements, the Company issued and delivered an aggregate amount of 340,000 shares of the Company's common stock within five days of the execution of the respective Private SICAV Agreements to a custodial lock box on behalf of Mercatus Limited for placement into a European bank SICAV fund. Subject to a valuation of the shares, Mercatus LP had up to 30 days after the delivery of the shares of the Company's common stock to issue payment to the Company. If payment was not received by the Company within 45 days of the issuance of the shares to Mercatus Limited, the Company had the right to demand the issued shares be returned. [The Company has not yet received payment for the shares issued pursuant to the Private SICAV Agreements but has not exercised its right to demand return of the shares.]

In 2005 the Company issued a total of 37,940 shares of its common stock for services which totaled $65,495.

Item 6.    Management's Discussion and Analysis or Plan of Operation.

Overview

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. The years 2005 and 2004 represent the fiscal years ended September 30, 2005 and 2004, respectively, and are used throughout the document.

Unless otherwise indicated, all references to our company include our wholly-owned subsidiaries, MEMS USA, Inc. a California corporation, Bott Equipment Company, Inc., a Texas corporation, Gulfgate Equipment, Inc., a Texas corporation, our joint venture Can Am Ethanol One, Inc., a British Columbia corporation and Hearst Ethanol One, Inc., an Ontario corporation ("HEO").

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

To date, our historical revenues through September 30, 2004 had been derived from our MEMS operations. However, in October 2004, we acquired all of the capital shares of Bott Equipment Company, Inc., a Texas corporation ("Bott"), and Gulfgate Equipment, Inc., a Texas Corporation ("Gulfgate"), in exchange for our issuance of 1,309,677 shares of common stock and our payment of $50,000. Bott and Gulfgate were owned by the same shareholder group and were engaged in the businesses of providing systems and components to the energy sector. Bott and Gulfgate are operating companies and together generated a net loss of $241,345 on $7,532,387 (unaudited) of revenue for the 12 months ended September 30, 2004. In the first year of operation under MEMS management Bott and Gulfgate generated revenues of $8,714,311 for an increase over the prior year of $1,181,924 or 15.7%. Net income for the first 12 months ended September 30, 2005 was $93,624, an increase of $334,969 over the prior year.

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

Basis of Presentation

The accompanying condensed consolidated financial statements, included elsewhere in this Annual Report on Form 10-KSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. From inception through September 30, 2005, we generated revenues of $8,911,982 and incurred a cumulative net loss of $5,545,454. We expect to continue incurring operating losses until we are able to derive meaningful revenues from our proposed business relating to ethanol production, energy generation and supply or MEMS. These conditions raise substantial doubt as to our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Comparison of Operations

Net sales for the twelve-month periods ended September 30, 2005 and 2004 were $8,828,157 and $83,825, respectively. The sales increases for the twelve months ended September 30, 2005 as compared to the prior year were due to the acquisition of Gulfgate and Bott. Sales for the fourth quarter of fiscal 2005 were at expected levels. This coupled with a record level of orders in sales backlog ($3.1 million) should position the company for a strong first quarter, 2006.

Operating expenses for the twelve-month periods ended September 30, 2005 and 2004 were $4,570,066 and $1,854,840, respectively. Operating expenses increased for the twelve months ended September 30, 2005 as compared to the prior year due to the acquisition of Gulfgate and Bott. We expect operating expenses to increase further as we undertake the design, engineering and construction of one or more ethanol plants in Canada.

For the year ended September 30, 2005, shareholder's equity was $428,632 as compared to $315,298 for the prior year period ended September 30, 2004. The increase in shareholder equity is attributable to the acquisition of Gulfgate and Bott and the sale of MEMS common stock in several private placement offerings.

Interest expense for the twelve-month periods ended September 30, 2005 and 2004 was $84,361 and $-0-, respectively. The increase is attributable to the interest payments made pursuant to the terms of the credit lines (promissory notes) of Bott and Gulfgate.

In summary, net losses for the twelve-month periods ended September 30, 2005 and 2004 were $2,424,798 and $2,269,450 respectively. The increased net loss for the twelve months ended September 30, 2005 as compared to the prior year was primarily due to higher MEMS general and administrative expenses resulting from a ramping up of operations to accommodate the acquisition of Bott and Gulfgate and the initial start-up efforts associated with the Can-Am Ethanol One contract.

Liquidity and Capital Resources

Our plan of operations over the next 12 months includes the continued pursuit of our goal to design, engineer, build and operate one or more ethanol plants. In that regard we are dependent upon Hearst Ethanol One, Inc.'s efforts to raise the necessary capital. We also intend to continue to develop our sensor technology. We believe that our working capital as of the date of this report will not be sufficient to satisfy our estimated working capital requirements at our current level of operations for the next twelve months. Our cash and cash equivalents were $828,153 as of September 30, 2005, compared to cash and cash equivalents of $26,439 as of September 30, 2004

At our current cash "burn rate", we will need to raise additional cash through debt or equity financings during the first half of 2006 in order to fund our continued development of our sensor technology and devices and to finance possible future losses from operations as we expand our business lines and reach a profitable level of operations. Before considering Hearst Ethanol One, Inc., we believe that we require a minimum of $2,500,000 in order to fund our planned operations over the next 12 months, in addition to the capital required for the establishment of any ethanol production facilities. We plan to obtain the additional working capital through private placement sales of our equity securities. As of the date of this report, we have one commitment for the sale of $2.5 million of our securities but, as of the date of this report the Company has not received the funds. In the absence of this commitment there is no assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued operations will be materially adversely affected.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7.  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants................................................  18
Consolidated Balance Sheet at September 30, 2005..................................................  20
Consolidated Statements of Operations for the years ended September 30, 2005 and 2004.............  21
Consolidated Statements of Stockholders' Equity for the years ended
  September 30, 2005 and 2004.....................................................................  22
Consolidated Statements of Cash Flows for the years ended September 30, 2005 and 2004.............  23
Notes to Consolidated Financial Statements........................................................  24

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
MEMS USA, Inc.
Westlake Village, California

We have audited the accompanying consolidated balance sheet of MEMS USA, Inc. and Subsidiary as of September 30, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEMS USA, Inc. as of September 30, 2004 and the results of their operations and cash flows for the year ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS
Santa Monica, California
January 7, 2005

             Report of Independent Registered Public Accounting Firm

To the Board of Directors of:
MEMS USA, INC.
Westlake Village, California

We have audited the accompanying consolidated balance sheet of MEMS USA, Inc. and subsidiaries as of September 30, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MEMS USA, Inc. and subsidiaries as of September 30, 2005 and the results of their operations and their cash flows for the year ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and has accumulated deficit of $5,545,453 as of September 30, 2005 that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
January 13, 2006

                                 MEMS USA, INC.
                           Consolidated Balance Sheet
                                  September 30
                                   A S S E T S

Current Assets:                                                                   2,005          2,004
                                                                            -----------    -----------
   Cash and cash equivalent                                                 $   828,153    $    26,439

   Accounts receivable, net allowance for uncollectible of $46,196              756,840             --

   Inventories, net of provision for slow moving items of $25,000               880,320             --
   Other current assets                                                         170,248        122,196
                                                                            -----------    -----------
      Total current assets                                                    2,635,561        148,635
                                                                            -----------    -----------
Plant, property and equipment, net                                            2,316,835        332,496
Other assets                                                                    388,907        344,566

Investment in Can Am Ethanol One, Inc.                                           71,765             --

Goodwill                                                                        915,373             --
                                                                            -----------    -----------
      Total assets                                                          $ 6,328,440    $   825,697
                                                                            ===========    ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                    $ 1,395,265    $   360,399

   Line of credits, Bank                                                        750,744             --

   Current portion of long-term debt, Bank                                       29,292             --

   Liability to be satisfied through the issuance of shares                   1,111,000             --
                                                                            -----------    -----------
      Total current liabilities                                               3,286,301        360,399
                                                                            -----------    -----------
Lon-term liabilities                                                            211,942        150,000

Loan from shareholders                                                          191,600             --

Common shares with mandatory redemption                                       1,400,000             --

Common shares payable under terms of acquisition agreement                      809,966             --
                                                                            -----------    -----------
   Total Liabilities                                                          5,899,808        510,399
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 17,404,197
shares issued and outstanding                                                    17,404         15,092
Stock subscriptions receivable                                                     (250)        (2,050)
Additional paid in capital                                                    5,956,931      3,422,911
Accumulated deficit                                                          (5,545,454)    (3,120,655)
                                                                            -----------    -----------
   Total stockholders' equity                                                   428,631        315,298
                                                                            -----------    -----------
      Total liabilities and stockholders' equity                            $ 6,328,440    $   825,697
                                                                            ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                  MEMS USA
                       Consolidated Statement of Operations
                             Years ended September 30

                                                       2005            2004
                                                   ------------    ------------
   Revenue                                         $  8,828,157    $     83,825
   Cost of revenue                                    6,678,185         498,435
                                                   ------------    ------------
Gross profit (loss)                                   2,149,972        (414,610)

   Selling expenses                                     836,580              --
   General & administrative expenses                  3,733,486       1,497,750

   Merger related expenses                                   --         357,090
                                                   ------------    ------------
Loss from operations                                 (2,420,094)     (2,269,450)

   Other income and (expenses)                           (4,704)             --
                                                   ------------    ------------
Net Loss                                           $ (2,424,798)   $ (2,269,450)
                                                   ============    ============

Net loss per share, basic and diluted              $      (0.14)   $      (0.19)
Weighted average number of shares,
outstanding, basic and diluted                       16,950,966      12,145,448

   The accompanying notes are an integral part of these financial statements.

                                MEMS USA, INC.
                         Consolidated Statement of Equity
                For the years ended September 30, 2005 and 2004

                                                            Preferred   Subscriptions  Additional paid   Accumulated  Stockholders'
                                            Common stock      Stock      receivable      in capital        deficit        equity
                                            ------------- ----------- --------------- ---------------- -------------- -------------
Balance at September 30, 2003                      8,590          86        (50,300)          612,824      (851,205)      (280,005)
Payment on subscriptions receivable                                          48,250                                         48,250
Issuance of preferred stock for cash                             302                          364,198                      364,500
Issuance of common stock in connection
with LumaLite reverse merger                       3,341                                       (3,341)                          --
Issuance of common stock, converted
from preferred stock                                 664        (388)                            (276)                          --
Common stock issued for cash                         147                                       85,853                       86,000
Common stock issued for services                     698                                      569,236                      569,934
Common stock issued for cash                       1,442                                    1,531,494                    1,532,936
Common stock issued for warrants exercised           210                                      262,923                      263,133
Net loss for year ended September 30, 2004                                                               (2,269,450)    (2,269,450)
                                            ------------- ----------- --------------- ---------------- -------------- -------------
Balance as of September 30, 2004                  15,092                     (2,050)        3,422,911    (3,120,655)       315,298
                                                                  --
Payment on subscriptions receivable                                           1,800                                          1,800
Common stock issued to acquired
Bott & Gulfgate                                    1,310                                      890,625                      891,935
Common stock issued for cash                         964                                    1,613,940                    1,614,904
Common stock issued for service                       38                                       65,416                       65,454
Other adjustments                                                                             (35,960)           (1)       (35,961)
Net loss for the year                                                                                    (2,424,798)    (2,424,798)
                                            ------------- ----------- --------------- ---------------- -------------- -------------
Balance as of September 30, 2005            $     17,404   $      --      $    (250)    $   5,956,932  $ (5,545,454)   $   428,632
                                            ============= =========== =============== ================ ============== =============

   The accompanying notes are an integral part of these financial statements.

                                MEMS USA, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                        YEARS ENDED SEPTEMBER 30

                                                                                    2005            2004
                                                                                 -----------     -----------
Cash flows provided by (used for) operating activities:
   Net loss                                                                      $(2,424,798)    $(2,269,450)
                                                                                 -----------     -----------
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation                                                                      242,367          33,023

   Gain on sale or disposal of equipment                                             (44,743)             --
   Common stock issued for services                                                   65,450         798,290
Change in assets and liabilities net of effects from purchase of Bott and
Gulfgate:

   Accounts receivable                                                               214,547              --

   Inventories                                                                      (236,662)             --
   Other current assets                                                              (24,232)        (57,882)
   Accounts payable and accrued expenses                                             321,789          40,329
   Accrued salaries to be paid by issuance of common stock                                 0        (228,250)
   Deferred revenue                                                                        0         (28,333)
                                                                                 -----------     -----------
      Total adjustments                                                              538,516         557,177
                                                                                 -----------     -----------
      Net cash used for operating activities                                      (1,886,282)     (1,712,273)
Cash flows from investing activities:
   Purchase of property and equipment                                                (55,408)       (211,623)

   Net proceeds from sale of equipment                                                87,600              --

   Investment in CanAm One                                                           (71,765)             --
   Other assets                                                                      (44,340)       (289,740)

   Stock subscription receivable                                                       1,800              --
   Cash balance net of payments for purchase of Bott
       and Gulfgate                                                                   55,712              --
                                                                                 -----------     -----------
      Net cash used for investing activities                                         (26,401)       (501,363)
Cash flows from financing activities:
   (Repayment) proceeds on lines of credit and long term debts                      (203,107)        150,000

   Loan from shareholder                                                             191,600              --

   Costs of issuing common stocks                                                   (386,143)             --
   Cash received for shares to be issued                                           1,111,000
   Common stock issued for cash                                                    2,001,047       2,066,462
                                                                                 -----------     -----------
      Net cash provided by financing activities                                    2,714,397       2,216,462
                                                                                 -----------     -----------
Net increase in cash and cash equivalents                                            801,714           2,826
Cash and cash equivalents, beginning of period                                        26,439          23,613
                                                                                 -----------     -----------
Cash and cash equivalents, end of period                                         $   828,153     $    26,439
                                                                                 ===========     ===========
Supplemental disclosure of cash flow information:
Income taxes paid                                                                $    27,515     $       800
                                                                                 ===========     ===========
Interest paid                                                                    $    84,361     $        --
                                                                                 ===========     ===========
Supplemental disclosure of non-cash financing activities:
Common stock (including $1,400,000 of shares subject to  mandatory               $ 2,291,935     $ 2,250,000
redemption factor) issued for acquisition of Bott and Gulfgate
Common stock issued for services                                                 $    64,450     $   803,579
Stock issued in exchange for subscriptions receivable                                     --         140,000

    The accompanying notes are an integral part of these financial statements

Notes to consolidated financial statements:

(1)   Company and Summary of Significant Accounting Policies:

      Nature of Business:

      MEMS USA, Inc. (the "Company") was incorporated in Nevada in 2002. The Company is comprised of three wholly owned subsidiaries, California MEMS USA, Inc., fka, MEMS USA, Inc., a California Corporation ("MEMS CA"), Bott Equipment Company, Inc. ("Bott") and Gulfgate Equipment, Inc. ("Gulfgate"). In November 2004, the Company formed a joint venture, Can Am Ethanol One, Inc. ("Can Am"). We presently own forty-nine point three percent (49.3%) of Can Am and maintain 50% of Can Am's voting rights.

      MEMS CA is a California based professional engineered systems, products and services company serving the oil, petro-chemical, natural gas and electric utility industries. Gulfgate produces particulate filtration equipment for the oil and power industries. Gulfgate also produces vacuum dehydration and coalescing systems that remove water from turbine engine oil. These same systems are used by electric power generation facilities to remove water from transformer oils. To help meet its customers' diverse needs, Gulfgate maintains and operates a rental fleet of filtration and dehydration systems.

      Bott is a stocking distributor for lines of industrial pumps, valves and instrumentation. Bott specializes in the construction of aviation refueling systems for helicopter refueling on oil rigs throughout the world. Bott also constructs refueling systems for commercial marine vessels. Bott's customers include chemical manufacturers, refineries, power plants and other industrial customers.

      MEMS CA, Bott and Gulfgate have a combined direct sales force as well as commissioned sales representatives that sell their products.

      Can Am was created to manufacture, own and operate one ethanol production facility in British Columbia Canada. The plant was to utilize a synthetic biomass conversion process to convert wood waste materials into ethanol. Subject to receipt of the required funding several biomass-to-ethanol plants are planned for Canada that will also use a synthetic biomass conversion process. (Also see note 6 and 17c.)

      We are continuing the process of vertically integrating our subsidiaries, which we believe will promote efficiency and lower operating costs. Each of our subsidiaries will remain a separate operating entity.

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

      Currently, we have limited available working capital and require significant additional capital in order to sustain our operations and growth. As of September 30, 2005, we had total current assets of $2.6 million dollars and a working capital deficit of $651 thousand dollars. We believe that we require a minimum of $2.5 million dollars in order to fund our planned operations over the next 12 months, in addition to the capital required for the establishment of any ethanol production facilities. We plan to obtain the additional working capital through private placement sales of our equity securities. The company has entered into an agreement to sell its securities with the requisite funding, however as of the date of this report, we have not received any funds, nor can there be any assurance that such funds will be forthcoming. See note 17b, Subsequent Events. Should we be unable to raise the required funds, our ability to finance our continued operations will be materially adversely affected.

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

      Accounts Receivable:

      In the normal course of business, the Company provides credit to customers. We monitor our customers' payment history, and perform credit evaluation of their financial condition. We maintain adequate reserves for potential credit losses based on the age of the receivable and specific customer circumstance.

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

      Property and Equipment:

      Property and equipment are stated at cost. Depreciation of equipment is provided for by the straight-line method over their estimated useful lives ranging from three to ten years for equipment and 28 to 30 years for plants.

      The Company has construction in progress in Los Angeles, California amounting $289,740. The construction in progress has been included in Other Assets in the accompanying financial statements.

      Accounts Payable and accrued expenses:

      Accounts payable and accrued expenses includes trade accounts payable of $879,733 and $242,904 for years ended September 30, 2005 and 2004 and accrued expenses of $515,532 and $117,495 respectively.

      Revenue Recognition

      The majority of the Company's revenues are recognized when products are shipped to or when services are performed for unaffiliated customers. Other revenue recognition methods the Company uses include the following: revenue on production contracts is recorded when specific contract terms are fulfilled, which is when the product or service is delivered; revenue from cost reimbursement contracts is recorded as costs are incurred.

      Shipping and Handling Costs:

      The Company expenses shipping and handling costs as incurred and include the expense in selling, general and administrative expenses.

      Advertising Costs:

      The Company expenses the cost of advertising as incurred. The advertising expense charged against operations for September 30, 2005 and 2004 were $17,472 and $27,878 respectively.

      Income Taxes:

      Provisions for federal and state income taxes are calculated on reported financial statement income based on the current tax law. Such provisions differ from the amounts currently payable because certain items of income and expense, known as temporary differences, are recognized in different tax periods for financial reporting purposes than for income tax purposes. Deferred income taxes are the result of the recognition of tax benefits that management expects to realize from the utilization of net operating loss carry-forwards. The amounts recorded are net of valuation allowance and represent management's estimate of the amount that is more likely than not to be realized.

      Comprehensive Income (Loss)

      As comprehensive income consists only of net earnings, a Schedule of Comprehensive Loss has not been included in these financial statements.

      Earnings Per Share:

      Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock equivalents had been exercised and issued and if the additional common shares were dilutive. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. There were 5,849,572 shares and 4,882,819 shares of common stock equivalents for the year ended September 30, 2005 and 2004, respectively which were excluded because they are not dilutive. Common stock equivalents includes, but is not limited to warrants, stock options, convertible debentures, etc.

      Stock Based Compensation:

      Pro forma information regarding net loss and loss per share, pursuant to the requirements of SFAS 123, for the year ended September 30, 2005 and 2004 are as follows: (Amounts in thousands except per share.)

                                                                   2005        2004
                                                                 --------    --------
      Net loss, as reported                                      $ (2,425)   $ (2,269)
      Deduct:
      Total stock-based employee compensation expenses
      determined under the fair value Black-Scholes method
      with a 93% and 76% volatility at September 30, 2005
      and 2004 respectively, and a 1.5% risk free rate of
      return assumption                                            (1,445)        (67)
                                                                 --------    --------
      Pro forma net loss                                         $ (3,870)   $ (2,336)
                                                                 ========    ========
      Loss per share:
      Weighted average shares, basic and diluted - as reported     16,951      12,145
      Basic and diluted, pro forma, per share                    $  (0.23)   $  (0.19)
                                                                 ========    ========

      Going Concern:

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years ($5,545,454) and has used substantial amounts of working capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern. We will continue to raise additional cash through debt or equity financings in 2006 in order to meet our working capital requirements.

      Reclassifications

      Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These changes had no effect on reported financial positions or results of operations.

      Recent Accounting Pronouncements:

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value- based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes the impact will be significant.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principles and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless such would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial position or results of operation.

      In June 2005, the EITF reached consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations."

(2)   Business Acquisition:

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

      752,688 shares of the shares issued to Trumble are subject to a one time put. On or about October 26, 2005, Mr. Trumble exercised this put. Under the terms of the put, Trumble has elected to exchange all of the 752,688 shares for an amount equal to $1.86 per share (which is the average price of the Company's stock on the OTC BBC for the thirty trading days comprising September 13, 2004 through October 22, 2004) times the number of shares exchanged by Trumble pursuant to the put. The Company shall have sixty (60) days from the date of exercise to pay off any sums due thereby. An extension for payment of the put has been negotiated between Mr. Trumble and the Company. The Company's performance under the terms of the put is secured by second deeds of trust with vendors' liens in favor of Trumble on certain parcels of the Companies' real estate.

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

      The Agreement also provided that Trumble will personally introduce the Company's officers and representatives to five (5) qualified Texas bankers and that the Company will utilize its best efforts to remove Trumble's name as guarantor from the Bott and Gulfgate lines of credit (See note 8 and 9) within 90 days of the fifth introduction. The Company has agreed that it will issue Trumble an additional 370,977 shares of restricted stock should it fail to achieve this milestone. Mr. Lawrence Weisdorn, Mr. Daniel Moscaritolo and Dr. James Latty have also agreed to join Trumble as guarantors on the Bott and Gulfgate credit lines. Mr. Weisdorn joined Trumble as guarantor on the Bott and Gulfgate credit lines in or around mid-November 2004. Mr. Moscaritolo and Mr. Latty have agreed to join as guarantors should the Company fail to recognize the milestone of removing Trumble's name as guarantor from the existing credit lines within the specified time period. As of the date of this report, only four qualified personal introductions have occurred. Thus, the 90 day milestone has not been triggered. The Company is committed to removing Mark Trumble as guarantor from the existing lines of credit and has submitted applications for credit lines with a number of financial institutions.

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

      Finally, the Company has recognized that Trumble shall sell 326,344 shares of his stock at a purchase price of approximately $607,000 to private parties, including a related party Lawrence Weisdorn, Sr., the former CEO's father and a shareholder and/or Weisdorn Sr.'s assignees pursuant to a written agreement between Trumble and Weisdorn Sr.. Should Trumble fail to recognize $607,000, through no fault of Trumble, the Company agreed to issue up to 494,636 shares of restricted stock to Trumble. The percentage of the Penalty Shares the Company shall issue, if any, shall be prorated in accordance with any monies received by Trumble during the 60-day period. It is further understood that the penalties are subject to the following schedule: (1) Trumble shall have recognized at least $75,000 within 15 days of the Closing Date or he shall receive up to 61,829 Penalty Shares; (2) Trumble shall recognize an additional $75,000 within 30 days of the Closing Date or he shall receive up to an additional 61,829 Penalty Shares; (3) Trumble shall recognize an additional $150,000 within 45 days of the Closing Date or he shall receive up to an additional 123,659 Penalty Shares; and (4) Trumble shall recognize an additional $307,000 within 60 days of Closing Date or he shall receive up to an additional 247,318 Penalty Shares. Each milestone is to be calculated as a stand-alone event. The obligations of items 1, 2, and 3 were met which avoided the associated penalty shares. All of the above Penalty Share calculations shall be subject to a pro-rata offset for monies received that fall short of the indicated milestones.

      On December 15, 2005, the Company assumed Weisdorn Sr.'s obligation to purchase 165,054 shares from Mr. Trumble at $1.86 per share. See note 17, Subsequent Events.

      During the first quarter of fiscal year 2005, the Company, in order to avoid the issuance of 61,829 penalty shares, paid $75,000 directly to Mr. Trumble. As of the date of this report the Company has received approximately $39,000 of the $75,000 from Mr. Weisdorn Sr. The Company has recorded this payment as a reduction to additional paid-in capital. See footnote 17a.

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

      Management believes that the acquisition of Bott and Gulfgate will provide the Company with cost effective means to engineer, manufacture and distribute products for its customers in the energy sector. Bott and Gulfgate may also provide or construct products used in ethanol production facilities. The acquisition has been accounted for as a purchase transaction pursuant to Statement of Financial Accounting Standards No. 141 Business Combinations (SFAS 141) and accordingly, the acquired assets and liabilities assumed are recorded at their book values at the effective date of acquisition except for the real property which approximate the most current appraised value. Excess cost of $915,373 over the appraised real property and book value of the other acquired assets and liabilities assumed was assigned to goodwill. Goodwill included 370,977 of penalty common shares valued at $809,966.

      A parallel audit of the pro-forma financial statements for the October 26, 2004 business acquisition has been on-going and is expected to be completed in the second quarter of 2006. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The beginning balances have been audited and are fairly stated.

      Current assets                                          $ 1,826,720
      Plant, property, and equipment, net                       2,237,749
                                                              -----------
      Total asset acquired                                      4,064,469
      Total liabilities assumed                                (1,827,942)
                                                              -----------
      Net assets acquired                                       2,236,527
      Excess costs over fair value                                915,373
                                                              -----------
      Total purchase price                                    $ 3,151,900
                                                              ===========

      The $3,151,900 purchase price was comprised of the following:

      Cash                                                      $   50,000
      Common Stock (370,977 penalty shares)                        809,965
      Common Stock (1,309,677 shares)                            2,291,935
                                                                ----------
      Total purchase price                                      $3,151,900
                                                                ==========

      The following pro-forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of years ended September 30, 2005 and 2004. (Amounts in thousands except per share)

                                                      2005         2004
                                                     --------    ---------
      Net sales                                      $  8,828    $  7,616
      Gross Profit                                      2,150       1,344
      Net loss attributable to common shareholders   $ (2,425)   $  2,510)
      Net loss per share                             $  (0.14)   $  (0.21)
      shares                                           17,404      12,145

(3)   Accounts Receivable:

      Accounts receivable has been reduced by an allowance for amounts that may become uncollectible. This estimated allowance is based primarily on Management's evaluation of the financial condition of the customer and historical bad debt experience. The Company has provided reserves for doubtful accounts as of September 30, 2005 in the amount of $46,196 that the Company believes are adequate.

(4)   Inventories:

      Inventories, net of reserve for slow moving inventory ($25,000), consist of finished goods and work in process in the amount of $502,430 and $402,890 respectively.

(5)   Plant, Property and Equipment:

      A summary at September 30, 2005 and 2004 are as follows:

                                                   2005           2004
                                               -----------    -----------
      Land                                     $   502,000    $        --

      Buildings and improvements                 1,073,000             --
      Furniture, Machinery and equipment           769,590        307,678

      Automobiles and trucks                       180,651             --
      Leasehold improvement                         79,105         71,741
                                               -----------    -----------
                                                 2,604,346        379,419
      Less accumulated
      depreciation                                (287,511)       (46,923)
                                               -----------    -----------
                                               $ 2,316,835    $   332,496
                                               ===========    ===========

      Depreciation expense charged to operations totaled $242,367 and $33,023 respectively, for the year ended September 30, 2005 and 2004.

(6)   Investments in Can Am Ethanol One, Inc.:

      Can Am was created to manufacture, own and operate one ethanol production facility in British Columbia, Canada. In June 2005, the Company and its Canadian counterpart each made a CN$25,000 at risk deposit to open escrow toward purchase of 2,150 acres of land intended to serve as a plant site in British Columbia, Canada ("Purchase Agreement").

      Subsequently, the Company paid an additional at-risk deposit of CN$50,000 for an extension of the Closing Date of the Purchase Agreement. As of the date of this report, the Purchase Agreement remains active, but has not closed. Due to the length of time that Purchase Agreement has remained pending, as well as other factors, the Company is contemplating selling its' interest to Accelon Energy System, Inc., the other owner of Can Am Ethanol One, Inc. We will continue to explore other potential plant sites in Canada.

(7)   Goodwill Impairment

      The cost to purchase our subsidiaries included in the accompanying financial statements exceeded the fair value of net assets at the date of acquisition has been recorded as Goodwill. The Company assessed the carrying value of this asset in accordance with the requirements of SFAS #142 "Goodwill and Other Intangible Assets". The evaluation is based on estimates of future revenues, profits, and working capital requirements. Based on these assessments, the Company determined that goodwill has not been impaired

(8)   Business Lines of Credits - Bott:

      Bott previously maintained three lines of credits with a bank in Houston, Texas. The credit lines were evidenced by three promissory notes, a Business Loan Agreement and certain commercial guarantees issued in favor of the bank. The material terms of these agreements follow:

      In May 2004, Bott entered into a promissory note with a bank whereby Bott could borrow up to $250,000 over a three year term. Bott could obtain credit line advances based upon its asset base. The note required monthly payments of one thirty-sixth (1/36) of the outstanding principal balance plus accrued interest at the Bank's prime rate plus 1.0 percent.

      In June 2004, Bott executed a promissory note ("Note") with a bank whereby Bott could borrow up to $600,000, at an interest rate equal to the bank's prime rate. The Note provided for monthly payments of all accrued unpaid interest due as of the date of each payment. The Note further provided for a balloon payment of all principal and interest outstanding on the Note's one year anniversary. The Company informed the bank that it would not renew the line of credit and negotiated a long-term promissory note.

      This promissory note was finalized in December 2005, for $372,012 at a variable interest rate equal to the bank's prime rate. The note provides for five monthly principal payments of $3,092 and a final payment of the remaining principal and interest in June 2006.

      In October 2004, Bott executed a promissory note with a bank that allowed Bott to borrow up to $200,000, at an interest rate equal to the bank's prime rate plus 1.0 percent. The note provided for monthly payments of all accrued unpaid interest due. The note also provided for the payment of $66,666 in the months of December 2004 and January 2005 and payment of the remaining principal and interest in February 2005. The note was paid off in the second quarter.

      All of the foregoing promissory notes contained the following common terms: The notes specified that no advances under the notes may be used for personal, family or household purposes and that all advances shall be used solely for business, commercial, agricultural or similar purposes. Bott could draw down on the lines of credit provided that: it was not in default under the note evidencing the particular line of credit or any other agreement that it might have with the bank; it was not insolvent; no guarantor had revoked or limited the terms of his or her guarantee respecting the note; Bott used the funds available under the particular note for an unauthorized purpose; and/or the bank believed that its interests under the note are not secured. The notes provided the following limitations on the use of methods and advancements respecting the credit line, and the bank may not honor requests for additional advances if: the requested advance would cause the amounts requested under the particular note to exceed its initial limit; Bott's checks or bank cards relating to the credit line are reported lost or stolen; the note is in default; or the amount requested is less than allowed under the note. The notes permit prepayment of all or part of the outstanding balances without penalty.

      The Agreements and Notes are secured by the inventory, chattel paper, accounts receivable and general intangibles. The Agreements and Notes are also secured by the personal performance guarantees of Mr. Mark Trumble and Mr. Lawrence Weisdorn (Commercial Guarantees). The Commercial Guarantees require the guarantors to assure that all payments due under the Notes are timely made or to make such payments. All amounts related to Bott's outstanding promissory notes totaled $555,028 on September 30, 2005.

(9)   Business Line of Credit - Gulfgate:

      In June 2002, Gulfgate executed a promissory note ("Note") with a bank that allowed Gulfgate to borrow up to $200,000 at an interest rate equal to the bank's prime rate, or a minimum interest rate of 5.00% per annum, whichever was greater. Gulfgate could draw down on the line of credit provided: that it was not in default on this Note or any other agreement that it might have with the bank; it was not insolvent; no guarantor revoked or limited the terms of his guarantee; the Borrower used the funds available under the Note for an unauthorized purpose (i.e., other than for a business purpose without first obtaining the bank's written consent); and /or the bank believed that its interests are not secured. The Note provided the following limitations on the use of methods and advancements respecting the credit line, and the bank may not honor requests for advances if: the requested advance would cause the amounts requested under the Note to exceed $200,000; Gulfgate's checks or bank cards relating to the credit line are reported lost or stolen; the Note was in default; or the amount requested is less than allowed under the Note. The Note provided for monthly payments of all accrued unpaid interest due as of the date of each payment. The Note remains in force and effect until the bank provides notice to Gulfgate that no additional withdrawals are permitted (Final Availability Date). Thereafter, payments equal to either $250 or the outstanding interest plus one percent of the outstanding principal as of the Final Availability Date are due monthly until the Note is repaid in full. The Note allows for prepayment of all or part of the outstanding principal or interest without penalty. The Note is secured by Gulfgate's accounts with the bank, and by Gulfgate's inventory, chattel paper, accounts receivable, and general intangibles. The Agreement is also secured by the performance guarantees of Mr. Mark Trumble, Mr. Lawrence Weisdorn and the Company. The personal guarantees require the guarantors to assure that all payments due under the Note are timely made or to make such payments. Amounts outstanding at September 30, 2005 totaled $195,716.

(10)  Liability to be satisfied through the issuance of shares

      In September, 2005, the Company incurred a liability for stock subscribed in the amount of $1,111,000. The Company sold 670,000 shares of its common stock for $1,005,000 via a private placement offering through SW Bach & Company, a New York securities dealer. An additional $106,000 was raised through the private sale of stock to two investors. The Company will satisfy its obligations through issuance of 799,054 shares of common stock to shareholders in February 2006.

(11)  Long-Term Debts:

      Promissory Notes:

      In May 2003, Bott executed a promissory note with a bank in the amount of $26,398 at an interest rate equals to four point fifty five percent (4.55%) for a vehicle purchase. The term of the note is for fifty-nine
      (59) months at $494 per month. Balance outstanding at September 30, 2005 was $15,004

      Mortgage:

      On May 31, 2002, Gulfgate entered into a $140,000 promissory note ("Note") with a bank in connection with the refinancing of Gulfgate's real estate. The Note bears a fixed interest rate of seven percent (7.00%) per annum. The Loan provided for fifty-nine monthly payments of $1,267 due beginning July 2002 and ending June 2007. The Note may be prepaid without fee or penalty and is secured by a deed of trust on Gulfgate's realty. Gulfgate is required under the terms of a separate agreement to provide replacement value fire and extended coverage insurance having a $2,500 deductible. Balance outstanding at September 30, 2005 was $58,934.

      Loans from shareholders:

      In September 2005, Daniel K. Moscaritolo, COO and Director, and James A. Latty, CEO and Chairman, ("Lenders") each loaned the Company, $95,800 (collectively, $191,600). The transactions are evidenced by two notes dated November 1, 2005 (hereinafter, "Notes"). The terms of the Notes require repayment of the principal and interest, which accrues at a rate of ten percent (10%) per annum on May 1, 2006. The Notes are accompanied by Securities Agreements that grant the Lenders a security interest in all personal property belonging to the Company, as well as granting an undivided 1/2 security interest in all of the Company's right title and interest to any trademarks, trade names, contract rights, and leasehold interests.

      Financing Lease Agreements:

      In September 2002, Gulfgate entered into a non-cancelable debt financing agreement ("Agreement") with the bank's leasing corporation for the financing of certain equipment and a paint booth. The Agreement calls for the payment of forty-eight (48) monthly installment payments of $1,556 beginning September 2002 at the interest rate of 6.90 percent per annum. Balance outstanding at September 30, 2005 was $17,988.

      Convertible Loan Payable:

      In September 2004, the Company entered into a convertible loan with an investor. The principal amount of the convertible loan payable is $150,000 at an interest rate of 8% per annum paid quarterly. The loan is convertible into common stock at any time within two (2) years (24 months) starting September 3, 2004 at the conversion price of $2.20 or 68,182 shares. Each share converted entitles the holder to purchase one additional share of stock at an exercise price of $3.30 within the ensuing 12 months. If at the end of the two year period the loan has not been converted into common stock, the principal amount becomes due and payable.

      Summary of long-term notes payable and financing lease are as follow:

      Promissory notes for automobile                                 $ 15,004
      Mortgage payable                                                  58,934
      Financing lease agreement payable                                 17,988
      Convertible loan                                                 150,000
                                                                      --------
                                                                       241,926
      Less current portion                                             179,292
                                                                      --------
               Long-term                                              $ 62,634
                                                                      ========

(12)  Income Taxes:

      There is no provision for income taxes for the periods presented. Net operating loss carry forwards have been offset in their entirety by a valuation allowance. The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                         2005       2004
                                                         -----      -----
      Federal income tax rate                             35.0%      35.0%
      State income tax rate                                6.0%       -0-
      Current year losses:  loss for which no
               current benefit is provided               (41.0)     (35.0)
                                                         -----      -----
      Effective Income Tax Rate                              0%         0%
                                                         =====      =====

      The deferred tax asset results from net operating loss carry forwards of approximately $5.5 million of which $200,000 expires in 2017; $600,000 expires in 2018; $2.3 million expires in 2019; and $2.4 million expires in 2020. The resulting asset of approximately $2.4 million is completely offset by a valuation allowance because of uncertainties as to its realization.

(13)  Commitments:

      The Company leases one facility for its operations under a lease agreement expiring December 31, 2008. The following is a schedule by years of future minimum base rental payments, excluding operating expenses, required under operating lease, which represents non-cancelable lease terms in excess of one year as of September 30, 2004:

      On April 30, 2005, the Company entered into a vehicle lease agreement. The agreement provided for a $25,000 down payment and thirty-eight (38) monthly payments of $2,884 due on the 1st of each month.

             Facility and vehicle leases:
                     2006                        $182,777
                     2007                         182,777
                     2008                         174,124
                     2009                          37,041
                                                 --------
                                                 $576,720
                                                 ========

      Lease expenses amounted to $151,275 and $121,981 for the year ended September 30, 2005 and 2004 respectively. The Company has employment agreements with certain key executives through 2007 providing aggregate annual compensation of approximately $977,000.

(14)  Employee Stock Options:

      In connection with the employment agreements, the Company has granted options to certain key executives to acquire common stock of the Company ("Options").

      The number of weighted average exercise prices of all options granted for the years ended September 30, 2005 and 2004 are as follows:

                                                         2005                      2004
                                                               Average                     Average
                                                               Exercise                    Exercise
                                                 Number        Price        Number         Price
                                                ---------      --------   ---------      --------
      Outstanding at beginning of the year      4,100,388      $   1.55   3,950,640      $   1.03

      Granted during the year                   2,442,000          3.00     152,748          2.07

      Outstanding at end of the year            5,338,227          3.00   4,100,388          1.55

      Exercisable at end of the year            2,016,002          3.00      54,537          1.08

      Exercised during the year                    18,327          1.25       3,000          1.00

      Cancelled during the year                 1,185,834          1.79           0

(15)  Stockholders' Equity

      During the months of February through June 2004, the Company sold 1,331,783 shares of its common stock via a private placement offering (the "PIPE"). The subscription agreement accompanying the PIPE sales provided the purchaser with a warrant to purchase additional common stock. The warrants bore an expiration date of January 27, 2005. In January 2005, forty-five (45) PIPE warrant holders exercised 537,550 warrants to purchase an equal number of shares and the Company recognized a combined purchase price of $1,178,257. The average price for this transaction was $2.19 per share.

      In October 2004, the Company issued 1,309,677 shares to acquire two Texas subsidiaries, Bott and Gulfgate. See Note 2.

      In January 2005, another warrant holder exercised 17,827 warrants and the Company recognized a combined purchase price of $22,284. The average price for this transaction was $1.25 per share.

      In April 2005 the Company sold 375,000 shares of its common stock via a private placement offering to existing shareholders. The Company recognized a combined purchase price of $750,000. The average price for this transaction was $2.00 per share.

      In July 2005 the Company sold 33,334 shares of its common stock via a private placement offering to existing shareholders. The Company recognized a purchase price of $50,000. The average price for this transaction was $1.50 per share.

      In August 2005, the Company retained SW Bach & Company pursuant to a certain placement agency agreement dated August 23, 2005 ("Agreement") whereby Bach was retained to place up to 1,500,000 Units at $1.50 per Unit for the Company. Each Unit consisted of a Share of the Company's common stock and a warrant to purchase an additional share of the Company's common stock for $2.25. As consideration for the Agreement, Bach and its selected dealers were compensated ten percent (10%) of the equity raised together with the reimbursement of non-accountable expenses in an amount of up to 2% of the equity raised, plus a pro-rated due diligence fee not to exceed $25,000 and all reasonable legal fees not to exceed $35,000, and warrants to purchase Units equal to ten percent (10%) of the number of Units sold (Placement Agent Warrants). Each Placement Agent Warrant consists of a warrant to purchase one common share of the Company's Common Stock at $1.50 per share and a warrant to purchase an additional share at $2.25 per share. Bach and its selected dealers stopped activities early after only raising $1,005,000 for the Company through the sale of 670,000 shares of stock and were paid $162,054 (including attorney's fees and other costs) and will be issued 67,000 Placement Agent Warrants.

      In 2005 the Company issued a total of 37,940 shares of its common stock to vendors for services rendered totaling $65,495.

      Other adjustments to Additional Paid in Capital is the balance due from Mr. Weisdorn Sr. related to Business Acquisition agreement where Mems paid $75,000 on behalf of Weisdorn, Sr. for the benefit of Mark Trumble (see
      Note 2). As of the date of this report the Company has received approximately $39,000 of the $75,000 from Mr. Weisdorn Sr. The remaining balance receivable was recorded as a reduction to additional paid-in capital. See footnote 17a.

(16)  Resignation of Executive Officer and Board Member:

      Effective as of June 25, 2005, Lawrence Weisdorn, resigned his position as Chief Executive Officer and Chairman of the Board. At the same time, Mr. Weisdorn also resigned his position as a director of the Company. James A. Latty, Ph.D, PE was appointed by the Board of Directors to the position of Chief Executive Officer and Chairman of the Board. See note 17a.

(17)  Subsequent Event:

      (a) On October 17, 2005, the Company and its officers filed a complaint against Lawrence Weisdorn, Jr. ("Weisdorn), the Company's former Chief Executive Officer and Chairman of the Board of Directors, Lawrence Weisdorn, Sr. ("Weisdorn Sr." and together with Weisdorn, the "Weisdorn Parties"), Nathan Drage ("Drage") and Drage related parties in the Superior Court of the State of California for Los Angeles County, alleging claims for, among other things, breaches of Nevada and federal law and breach of fiduciary duty (the "Action"). The Company's claims were based in substantial part on allegations of the unauthorized issuance of shares of the Company's predecessor's common stock in December 2003, prior to the reverse acquisition and merger with MEMS-CA which was finalized in February, 2004. The Company sought an injunction preventing the Weisdorn Parties and Drage and his related parties from selling or transferring any of the shares of the Company's common stock issued in December 2003, the return of the shares to the Company for cancellation and monetary damages.

      On November 3, 2005, the Weisdorn Parties filed a cross-complaint against the Company and its officers, alleging claims for, among other things, breach of employment agreement, libel and indemnification (the "Weisdorn Counterclaim"). The Weisdorn Parties' claims were based in part on assertions by Weisdorn that he was improperly terminated without cause from his positions with the Company in June 2005, and that he was entitled to indemnification pursuant to Nevada corporations law in connection with the Action. The Weisdorn Parties sought monetary damages.

      On December 15, 2005, the Company and its officers entered into a Settlement Agreement and Release with the Weisdorn Parties and other Weisdorn related parties, effective as of July 1, 2005 (the "Settlement Agreement"), pursuant to which the parties agreed to, among other things, dismiss the Action as it related to the Weisdorn Parties, dismiss the Weisdorn Counterclaim, mutually release all claims and mutually indemnify the other parties from certain claims. Weisdorn also agreed to deliver a letter of resignation to the Company, confirming his resignation as Chief Executive Officer and Chairman of the Board of Directors of the Company as of June 25, 2005 and clarifying and confirming the terms of his separation from the Company. The Weisdorn Parties and other Weisdorn related parties further agreed to deliver to the Company all shares or rights to shares of the Company's common stock owned by such parties. The net stock returned to the Company by the Weisdorn parties was 2,699,684 shares, not including 670,000 shares of the Company's common stock to be held by the Company in an account for the benefit of the Weisdorn Parties (the "Retained Stock"), which Retained Stock will be sold for the benefit of the Weisdorn Parties pursuant to the terms set forth in the Settlement Agreement. The Company has the option to purchase any portion of the Retained Stock at a price determined according to the terms of the Settlement Agreement. The Company also agreed to assume the obligations of the Weisdorn Parties and other Weisdorn related parties to purchase certain shares of the Company's common stock from a third party, and the Weisdorn Parties assigned to the Company their interests in certain claims against a third party.

      The Settlement Agreement did not in any way affect claims brought in the Action by the Company and its officers against Drage and the Drage-related entities. However, on January 13, 2006, Drage and Adrian Wilson verbally agreed to a settlement in principle with the Company, which the parties intend to memorialize shortly. In connection with the verbal agreement to a settlement, the Company and its officers filed a Request for Dismissal without prejudice of all claims against Drage and the Drage-related entities on January 13, 2006.

      (b) On November 10, 2005, the Company entered into a stock purchase agreement with Mercatus & Partners, Limited, a private limited company of the United Kingdom ("Mercatus Limited"), for the sale of 1,530,000 shares of the Company's common stock for a minimum purchase price of $0.73 per share (the "SICAV One Agreement), and another stock purchase agreement with Mercatus Limited also for the sale of 1,530,000 shares of the Company's common stock for a minimum purchase price of $0.73 per share (the "SICAV Two Agreement" and together with the SICAV One Agreement, the "SICAV Agreements"). The shares offered and sold under the SICAV Agreements were offered and sold pursuant to a private placement that is exempt from the registration provisions of the Securities Act under
      Section 4(2) of the Securities Act pursuant to Mercatus Limited's exemption from registration afforded by Regulation S. Pursuant to the terms of the SICAV Agreements, the Company issued and delivered an aggregate number of 3,060,000 shares of the Company's common stock within five days of the execution of the respective SICAV Agreements to a custodial lock box on behalf of Mercatus Limited for placement into two European SICAV funds. The SICAV Agreements provided Mercatus Limited with up to 30 days after the delivery of the shares of the Company's common stock to issue payment to the Company. If payment for the shares was not received by the Company within 30 days of the delivery of the shares the Company had the right to demand the issued shares be returned. (The Company has not yet received payment for the shares issued pursuant to the SICAV Agreements but has not exercised its right to demand return of the shares.)

      On November 12, 2005, the Company also entered into another private stock purchase agreement with Mercatus & Partners, Limited, a private limited company of the United Kingdom ("Mercatus Limited") for the sale of 170,000 shares of the Company's common stock for a minimum purchase price of $0.82 per share (the "Private SICAV One Agreement") and another private stock purchase agreement with Mercatus LP also for the sale 170,000 shares of the Company's common stock for a minimum purchase price of $0.82 per share (the "Private SICAV Two Agreement" and with the Private SICAV One Agreement, the "Private SICAV Agreements"). The shares offered and sold under the SICAV Agreements were offered and sold pursuant to a private placement that is exempt from the registration provisions of the Securities Act under Section 4(2) of the Securities Act pursuant to Mercatus Limited's exemption from registration afforded by Regulation S. Pursuant to the terms of the Private SICAV Agreements, the Company issued and delivered an aggregate amount of 340,000 shares of the Company's common stock within five days of the execution of the respective Private SICAV Agreements to a custodial lock box on behalf of Mercatus Limited for placement into a European bank SICAV fund. Subject to a valuation of the shares, Mercatus Limited had up to 30 days after the delivery of the shares of the Company's common stock to issue payment to the Company. If payment was not received by the Company within 45 days of the issuance of the shares to Mercatus LP, the Company had the right to demand the issued shares be returned. [The Company has not yet received payment for the shares issued pursuant to the Private SICAV Agreements but has not exercised its right to demand return of the shares.]

      (c) In December 2005, the Company incorporated Hearst Ethanol One, Inc., an Ontario corporation ("HEO") for the purpose of building, owning and operating an ethanol production facility in Canada. As of the date of this report, the Company owns ninety-nine point three percent (99.3%) of HEO. Dr. James A. Latty and Mr. Daniel Moscaritolo are presently the only directors and officers of HEO.

      On December 21, 2005, HEO entered into a land purchase agreement with C. Villeneuve Construction Company, Ltd. Upon successful completion of due diligence concerning 600 acres of land to be acquired near Hearst, Ontario, Canada and at the discretion of the Company to accept the results, the transaction is anticipated to close on or before May 1st, 2006. Additional details concerning this transaction may be found in the Company's Form 8K report filed December 27, 2005 which is hereby incorporated by reference.

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

Item 8B. Other Information

      On November 10, 2005, the Company entered into a stock purchase agreement with Mercatus & Partners, Limited, a private limited company of the United Kingdom ("Mercatus Limited"), for the sale of 1,530,000 shares of the Company's common stock for a minimum purchase price of $0.73 per share (the "SICAV One Agreement), and another stock purchase agreement with Mercatus Limited also for the sale of 1,530,000 shares of the Company's common stock for a minimum purchase price of $0.73 per share (the "SICAV Two Agreement" and together with the SICAV One Agreement, the "SICAV Agreements"). The shares offered and sold under the SICAV Agreements were offered and sold pursuant to a private placement that is exempt from the registration provisions of the Securities Act under Section 4(2) of the Securities Act pursuant to Mercatus Limited's exemption from registration afforded by Regulation S. Pursuant to the terms of the SICAV Agreements, the Company issued and delivered an aggregate number of 3,060,000 shares of the Company's common stock within five days of the execution of the respective SICAV Agreements to a custodial lock box on behalf of Mercatus Limited for placement into two European SICAV funds. The SICAV Agreements provided Mercatus Limited with up to 30 days after the delivery of the shares of the Company's common stock to issue payment to the Company. If payment for the shares was not received by the Company within 30 days of the delivery of the shares the Company had the right to demand the issued shares be returned. (The Company has not yet received payment for the shares issued pursuant to the SICAV Agreements but has not exercised its right to demand return of the shares.)

      On November 12, 2005, the Company also entered into another private stock purchase agreement with Mercatus & Partners, Limited, a private limited company of the United Kingdom ("Mercatus Limited") for the sale of 170,000 shares of the Company's common stock for a minimum purchase price of $0.82 per share (the "Private SICAV One Agreement") and another private stock purchase agreement with Mercatus LP also for the sale 170,000 shares of the Company's common stock for a minimum purchase price of $0.82 per share (the "Private SICAV Two Agreement" and with the Private SICAV One Agreement, the "Private SICAV Agreements"). The shares offered and sold under the SICAV Agreements were offered and sold pursuant to a private placement that is exempt from the registration provisions of the Securities Act under Section 4(2) of the Securities Act pursuant to Mercatus Limited's exemption from registration afforded by Regulation S. Pursuant to the terms of the Private SICAV Agreements, the Company issued and delivered an aggregate amount of 340,000 shares of the Company's common stock within five days of the execution of the respective Private SICAV Agreements to a custodial lock box on behalf of Mercatus Limited for placement into a European bank SICAV fund. Subject to a valuation of the shares, Mercatus Limited had up to 30 days after the delivery of the shares of the Company's common stock to issue payment to the Company. If payment was not received by the Company within 45 days of the issuance of the shares to Mercatus LP, the Company had the right to demand the issued shares be returned. [The Company has not yet received payment for the shares issued pursuant to the Private SICAV Agreements but has not exercised its right to demand return of the shares.]

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      Set forth below are our directors and officers.

                       Name                    Age                               Position
         ----------------------------------  ---------       --------------------------------------------------
         Dr. James A. Latty                     59           Chief Executive  Officer,  President and Chairman
                                                             of the Board of Directors

         Daniel K. Moscaritolo                  53           Chief Technology Officer, Chief
                                                             Operating Officer and Director

         Richard  W. York                       57           Chief Financial Officer

      James A. Latty, Ph.D., PE was appointed Chief Executive Officer and Chairman of the Board on July 1, 2005, in addition to the position of President, which Dr. Latty has held since September of 2004. Since 1992, Dr. Latty has been president of JAL Engineering, an engineering services provider wholly-owned by Dr. Latty specializing in power and petro-chemical process technologies. From April 2000 to September 2004, Dr. Latty was a director of business development for Rockwell Scientific, Inc.

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

      Our officers, directors or 10% shareholders, namely James A. Latty, Daniel Moscaritolo, Richard W. York or Mark Trumble, have filed the reports required by Section 16(a). We have requested that all officers, directors and 10% stockholders file all required reports.

Item 10. Executive Compensation.

      Cash Compensation of Executive Officers. The following table sets forth the cash compensation paid by us to our executive officers for services rendered during the fiscal years ended September 30, 2005, 2004 and 2003. The amounts for fiscal years 2003 and 2002 and part of 2004 represent compensation paid to Messrs. Latty and Moscaritolo by MEMS-California, our wholly-owned subsidiary acquired by us in February 2004.

                                  Annual Compensation                              Long-Term Compensation
                               -------------------------                      --------------------------------
      Name and Position        Year     Salary     Bonus      Other Annual    Restricted       Common Shares          All Other
                                                              Compensation   Stock Awards    Underlying Options      Compensation
                                                                                  ($)             Granted
                                                                                                 (# Shares)
      -----------------        ----     ------     -----      ------------    ----------     ------------------      -------------
      James A. Latty, CEO      2005    $ 240,000      --           5,950                        2,284,343(1)
                               2004    $ 240,000      --              --                               --
                               2003         $-0-      --        $188,750                               --

      Daniel K. Moscaritolo,
       COO & CTO               2005    $ 240,000                  10,200                        1,284,343(1)
                               2004    $ 240,000                $ 94,770                               --
                               2003           --                $ 15,256                               --

                         Option/SAR Grants in 2005 Fiscal Year
                                   Individual Grants
      ----------------------------------------------------------------------------------------------------------------
              Name                  Number of          % of Total Options/SARs      Exercise or      Expiration Date
                                    Securities         Granted to Employees in       Base Price
                                    Underlying               Fiscal Year               ($/Sh)
                                   Options/SARs
                                   Granted (#)
      ----------------------------------------------------------------------------------------------------------------
      James A. Latty               2,284,343(1)                 31.7%                  $1.00             07/01/06

      Daniel K. Moscaritolo        1,284,343(1)                 31.7%                  $1.00             07/01/06

      (1) Represents options originally granted by MEMS-California in 2002 and assumed by us in connection with our acquisition of MEMS-California in February 2004.

               Aggregated Option/SAR Exercises in 2005 Fiscal Year
                          and FY-End Option/SAR Values

                                                                             Number of
                                                                            Securities            Value of
                                                                            Underlying           Unexercised
                                                                            Unexercised         In-the-Money
                                            Shares                        Options/SARs at      Options/SARs at
                         Name            Acquired on       Value              FY-End             FY-End ($)
                                         Exercise (#)   Realized ($)      (#)Exercisable/       Exercisable/
                                                                           Unexercisable        Unexercisable
              ----------------------------------------  -------------    ------------------   ------------------
              James A. Latty                 --             --             0 / 2,284,343           $-0- /
                                                                                                $3,426,515(1)
              Daniel K. Moscaritolo          --             --             0 / 1,284,343           $-0- /
                                                                                                $1,926,515(1)

      (1) Based on a closing price of $1.50 per share for our common stock as quoted on the OTC Bulletin Board on September 30, 2005.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock as of December 26, 2005 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group.

             Name and Address (1)                         Number of Shares      Percentage Owned
             --------------------                         ----------------      ----------------
      Dr. James A. Latty                                      3,464,468(2)           17.20%
      Daniel K. Moscaritolo                                   2,437,605              12.10%
      Richard W. York                                             5,000                (3)
      Mark Trumble                                            2,100,879(4)           10.43%
      All officers and directors as a group (four             8,007,952              39.76%
      persons)
      Mercatus & Partners, LTD                                3,400,000              16.88%
      All officers and directors and other identified        11,407,952              56.64%
      beneficial owners

      (1) Address is 5701 Lindero Canyon Road, Suite 2-100, Westlake Village, California 91362.

      (2) Includes options granted to Dr. Latty to purchase 1,000,000 shares of our common stock.

      (3)   Less than one percent.

      (4) Includes 741,954 shares of our common stock that may be issued to Mr. Trumble pursuant to the Stock Purchase Agreement, dated October 26, 2004.

Equity Compensation Plans

The following table sets forth certain information as of September 30, 2005 concerning our equity compensation plans:

                                                                                                Number of Common
                                                                                                Shares Remaining
                                         Number of Common                                         Available for
                                     Shares to Be Issued Upon        Weighted- Average              Issuance
        Plan Category                Exercise of Outstanding         Exercise Price of            Under Equity
                                             Options                Outstanding Options         Compensation Plan
-------------------------------    -----------------------------   -----------------------    ----------------------
Equity compensation plan                      N/A                          N/A                          N/A
approved by shareholders

Equity compensation plan not                4,853,029                     $1.20                         -0-
approved by shareholders (1)

      (1) Represents shares of common stock issuable upon exercise of options granted to our officers, Dr. James A. Latty and Daniel K. Moscaritolo, pursuant to written employment agreements. Does not include 1,850,000 shares of common stock reserved for issuance under the MEMS USA, Inc. 2004 Stock Incentive Plan approved by our board of directors in November 2004.

Item 12. Certain Relationships and Related Transactions.

      None.

Item 13. Exhibits.

(a)   Index To Exhibits

      3.1   Articles of Incorporation of the Registrant, as amended

      3.2   Bylaws of the Registrant

      4.1   Registration Rights Agreement

      10.1 Sales Agency Agreement dated August 22, 2005 between S.W. Bach & Company and MEMS USA, Inc., a Nevada corporation

      21.1  List of Subsidiaries

      23.1  Consent of Independent Certified Public Accountants (FY 2004)

      23.2  Consent of Independent Certified Public Accountants (FY 2005)

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

      31.1 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

      32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.  Principal Accountant Fees and Services.

      Our board of directors has selected Kabani & Company, Inc. as our independent accountants to audit our consolidated financial statements for the fiscal year 2005. Stonefield Josephson, Inc. previously audited our consolidated financial statements for the two fiscal years ended September 30, 2004 and 2003.

      Audit and Non-Audit Fees

      Aggregate fees for professional services rendered to us by Kabani & Company, Inc. and Stonefield Josephson, Inc. for the years ended September 30, 2005 and 2004 were as follows:

      Services Provided                               2005             2004
      -----------------                               ----             ----
      Audit Fees...........................         $110,920         $19,200
      Audit Related Fees...................           $-0-           $17,000
      Tax Fees.............................           $-0-            $4,000
      All Other Fees.......................           $-0-             $-0-
              Total........................         $110,920         $40,200

      Audit and Non-Audit Fees

      Audit Fees. The aggregate fees billed for the years ended September 30, 2005 and 2004 were for the audits of our annual financial statements and reports.

      Audit Related Fees. The aggregate fees billed for the year ended September 30, 2005 were for review of our quarterly financial statements.

      Tax Fees. The aggregate fees billed for the years ended September 30, 2005 and 2004 for professional services related to tax compliance, tax advice and tax returns preparation.

      All Other Fees. There were no other fees billed for the years ended September 30, 2005 and 2004 for services other than the services described above.

      Pre-Approval Policies and Procedures

      We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Kabani & Company, Inc. and Stonefield Josephson, Inc. and the estimated fees related to these services.

(a) SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MEMS USA, Inc.
                                                 (Registrant)

Date: January 31, 2006                           /s/
                                                 -------------------------------
                                                 James A. Latty
                                                 Chief Executive Officer