Form 10QSB
period 2005-12-31
MEMS USA INC
filed 2006-02-23
CIK 23778

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

Commission file number 0-4846-3

                                 MEMS USA, INC.
                 (Name of small business issuer in its charter)

Nevada                                                       82-0288840
----------------------------------------                     -------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                               identification no.)

5701 Lindero Canyon Road, Suite 2-100
Westlake Village, California                                 91362
----------------------------------------                     -------------------
(Address of principal executive offices)                     (Zip code)

          Issuer's telephone number, including area code (818) 735-4750
                                                         --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

The number of shares of the common stock outstanding as of February 10, 2006 was 18,768,744.

                      Documents incorporated by reference:

           Form 8-K Dated April 29, 2005 Re. Can Am Ethanol One, Inc.

          Form 8-K Dated December 21, 2005 Re. Hearst Ethanol One, Inc.

      Form 10-KSB Dated February 2, 2006 Re. MEMS USA, Inc. Annual Report.

                                   FORM 10-QSB

                For The Quarterly Period Ended December 31, 2005

                                      INDEX

                                                                                      Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         o Consolidated Balance Sheets as of December 31, 2005 and 2004
                  (unaudited)...................................................        3

         o Consolidated Statements of Operations (unaudited) for the three
                 months ended December 31, 2005 and 2004........................        4

         o Consolidated Statements of Cash Flows (unaudited) for the three
                 months ended December 31, 2005 and 2004........................         5

         o Consolidated Statement of Equity (unaudited) as of December 31, 2005          6

         o Notes to Consolidated Financial Statements (unaudited)...............    7 - 18

Item 2.  Management's Discussion and Analysis or Plan of Operation..............   18 - 24

Item 3.  Controls and Procedures................................................        24

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................        25

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...........        26

Item 3.   Defaults upon Senior Securities.......................................        27

Item 4.   Submission of Matters to a Vote of Security Holders...................        27

Item 5.   Other Information.....................................................        27

Item 6.   Exhibits..............................................................        28

Signatures......................................................................   29 - 32

ITEM 1. FINANCIAL STATEMENTS:

                           Consolidated Balance Sheets
                                   December 31
                                   (Unaudited)

                                   A S S E T S
Current Assets:                                                                    2005              2004
                                                                               ------------      ------------
   Cash and cash equivalent                                                    $    106,208      $     64,269
 Accounts receivable, net allowance for uncollectible of
   $46,196 and $51,640 respectively                                                 943,012         1,403,804
  Inventories, net of provision for slow moving items of $25,000 and
  $45,000 respectively                                                              768,194           602,124
   Other current assets                                                              98,064           107,810
                                                                               ------------      ------------
      Total current assets                                                        1,915,478         2,178,007
                                                                               ------------      ------------
Plant, property and equipment, net                                                2,275,912         2,136,381
Other assets                                                                        364,906           343,746
Investment in Can Am Ethanol One, Inc.                                               71,765                --
Goodwill                                                                            915,373           337,819
                                                                               ------------      ------------
      Total assets                                                             $  5,543,434      $  4,995,953
                                                                               ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                       $  1,400,710      $  1,288,349
   Lines of credits                                                                 176,424           981,055
   Notes payable                                                                    556,929                --
   Current portion of long-term debt                                                 36,843            65,132
   Deferred revenue                                                                      --            10,550
   Loans from shareholders                                                          211,600                --
   Convertible loan payable                                                         150,000                --
   Liability to be satisfied through the issuance of shares                       1,005,000                --
                                                                               ------------      ------------
      Total current liabilities                                                   3,537,506         2,345,086
                                                                               ------------      ------------
Lon-term liabilities                                                                 41,384           232,799
Other loans from shareholders                                                            --            50,000
Liability due to a legal settlement                                                 307,000                --
Common shares with mandatory redemption                                           1,400,000         1,400,000
Common shares payable under terms of acquisition agreement                          809,966                --
                                                                               ------------      ------------
   Total Liabilities                                                              6,095,856         4,027,885
Stockholders' equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares authorized; 18,237,767
and 16,431,077 shares respectively issued and outstanding                            20,937            16,431
Stock subscriptions receivable                                                   (2,512,850)           (2,050)
Additional paid in capital                                                        8,581,998         4,309,787
Shares to be redeemed (165,054 shares)                                             (231,076)               --
Accumulated deficit                                                              (2,631,873)       (3,356,100)
Treasury stock (2,699,684 shares)                                                (3,779,558)               --
                                                                               ------------      ------------
   Total stockholders' equity (deficit)                                            (552,422)          968,068
                                                                               ------------      ------------
      Total liabilities and stockholders' equity                               $  5,543,434      $  4,995,953
                                                                               ============      ============

   The accompanying notes are an integral part of these financial statements.

                                  MEMS USA, INC
                      Consolidated Statement of Operations
                         Three months ended December 31
                                   (Unaudited)

                                                                 2005               2004
                                                             ------------       ------------
Revenues                                                     $  2,626,519       $  3,014,697
Cost of revenues                                                2,071,744          2,154,487
                                                             ------------       ------------
Gross profit                                                      554,775            860,210
Selling, general and administrative expenses                    1,321,547          1,097,504
                                                             ------------       ------------
Loss from operations                                             (766,772)          (237,294)

Other income                                                      (23,281)             2,862
                                                                                ------------
Income due to legal settlement                                  3,703,634                 --
                                                             ------------       ------------
Net income (loss)                                            $  2,913,581       $   (234,432)
                                                             ============       ============

Net income (loss) per share, basic and diluted:
Weighted average number of shares outstanding, basic           18,439,506         16,410,871
Net income (loss) per share, basic                           $       0.16       $      (0.01)
                                                             ============       ============
Weighted average number of shares, outstanding, diluted        19,131,642         16,410,871
Net income (loss) per share, diluted                         $       0.15       $      (0.01)
                                                             ============       ============

   The accompanying notes are an integral part of these financial statements.

                                 MEMS USA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         Three Months ended December 31
                                   (Unaudited)

                                                                                      2005              2004
                                                                                  ------------      ------------
Cash flows provided by (used for) operating activities:
   Net income (loss)                                                              $  2,913,581      $   (234,432)
                                                                                  ------------      ------------
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
   Depreciation                                                                         61,693            30,811
   Common stock issued for services                                                     10,000                --
   Income due to legal settlement                                                   (3,703,634)               --
Change in assets and liabilities:
   Accounts receivable                                                                (186,172)         (396,953)
   Inventories                                                                         112,176           131,803
   Other current assets                                                                 72,133            28,558
   Accounts payable and accrued expenses                                                 5,445           216,824
   Deferred revenue                                                                         --            10,550
                                                                                  ------------      ------------
      Total adjustments                                                             (3,628,359)           21,593
                                                                                  ------------      ------------
      Net cash used in operating activities                                           (714,778)         (212,839)
                                                                                  ------------      ------------
Cash flows from investing activities:
   Purchase of property and equipment                                                  (20,769)              820
   Other assets                                                                         24,000                --
                                                                                  ------------      ------------
      Net cash used for investing activities                                             3,231               820
                                                                                  ------------      ------------
Cash flows from financing activities:
   (Repayment) proceeds from lines of credit and long term debts                       (30,398)          194,776
   Loan from shareholder                                                                20,000            50,000
    Cash balance net of payments for purchase of Bott and Gulfgate                          --             5,073
                                                                                  ------------      ------------
      Net cash provided by (used in) financing activities                              (10,398)          249,849
                                                                                  ------------      ------------
Net increase (decrease) in cash and cash equivalents                                  (721,945)           37,830
Cash and cash equivalents, beginning of period                                         828,153            26,439
                                                                                  ------------      ------------
Cash and cash equivalents, end of period                                          $    106,208      $     64,269
                                                                                  ============      ============
Supplemental disclosure of cash flow information:

Income taxes paid                                                                 $         --      $         --
                                                                                  ============      ============
Interest paid                                                                     $     35,498      $     19,286
                                                                                  ============      ============
Supplemental disclosure of non-cash financing activities:
Common stock (including $1,400,000 of shares subject to mandatory redemption                        $  2,250,000
factor) issued for acquisition of Bott and Gulfgate

   The accompanying notes are an integral part of these financial statements.

                                  MEMS USA, INC
                        Consolidated Statement of Equity
                                December 31, 2005
                                   (Unaudited)

                                                                Additional
                                   Common      Subscriptions      paid in                       Accumulated     Stockholders'
                                    stock        receivable       capital      Treasury stock      deficit          equity
                                ------------    ------------    ------------    ------------    ------------     ------------
Balance as of September 30,     $     17,404    $       (250)   $  5,956,932              --    $ (5,545,454)    $    428,632
2005

Common stock issued for
service                                    4              --           9,995              --                            9,999

Common stock issued for cash
received in prior year                   129              --         105,871              --                          106,000

Common stock issued for
subscriptions receivable               3,400      (2,512,600)      2,509,200              --                               --

Charges due to legal
settlement                                --              --        (231,076)             --                         (231,076)

Net income for the quarter                                                                         2,913,581        2,913,581
Treasury stock due to legal
settlement                                --              --              --      (3,779,558)                      (3,779,558)
                                ------------    ------------    ------------    ------------    ------------     ------------
Balance as of December 31,
2005                            $     20,937    $ (2,512,850)   $  8,350,922    $ (3,779,558)   $ (2,913,581)    $   (552,422)
                                ============    ============    ============    ============    ============     ============

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

      Stock Based Compensation:

      Pro forma information regarding net loss and loss per share, pursuant to the requirements of SFAS 123, as amended by FAS 148 Accounting For Stock-Base Compensation Transaction and Disclosure - An Amendment to FAS-123, for the three months ended December 31, 2005 and 2004 are as follows:

                                                                           2005               2004
                                                                       ------------       ------------
      Net income (loss), as reported                                   $  2,913,581       $   (234,432)
      Deduct:
      Total stock-based employee compensation expenses determined under the fair value Black-Scholes method with a 128%  and
      80% volatility at December 31, 2005 and 2004 respectively
      and a 6% and 1.5% respectively risk free rate of return
      assumption                                                           (175,664)        (1,008,110)
                                                                       ------------       ------------
      Pro forma net loss                                               $  2,737,917       $ (1,242,542)
                                                                       ============       ============
      Income (loss) per share:
      Weighted average shares, basic                                     18,439,506         16,410,871
      Basic, pro forma, per share                                      $       0.15       $      (0.08)
                                                                       ============       ============
      Weighted average shares, diluted                                   19,131,642         16,410,871
      Diluted, pro forma, per share                                    $       0.14       $      (0.08)
                                                                       ============       ============

      Interim Financial Statements:

      The accompanying unaudited consolidated financial statements for the three months ended December 31, 2005 and 2004 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2005 and 2004 included in the Company's Form 10-KSB/A.

      Going Concern:

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years $2,631,873 and has used substantial amounts of working capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern. We will continue to raise additional cash through debt or equity financings in 2006 in order to meet our working capital requirements.

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

      The Company agreed to create an employee stock option plan for its employees and those of its affiliates, including Bott and Gulfgate. In connection with said plan, the Company agreed to file Form S-8 Registration Statement under The Security Act of 1933 (securities to be offered to employees in employee benefit plans) within 30 days of the Closing Date. The Company had also agreed that it would issue Trumble an additional 123,659 shares of the Company's restricted stock if it failed to achieve this milestone. The Company filed the Form S-8 Registration Statement within 30 days of the Closing Date thereby achieving this milestone and avoiding the issuance of penalty shares to Mr. Trumble.

      The Agreement also provided that Trumble will personally introduce the Company's officers and representatives to five (5) qualified Texas bankers and that the Company will utilize its best efforts to remove Trumble's name as guarantor from the Bott and Gulfgate lines of credit (See note 6 and 7) within 90 days of the fifth introduction. The Company has agreed that it will issue Trumble an additional 370,977 shares of restricted stock should it fail to achieve this milestone. Mr. Lawrence Weisdorn, Mr. Daniel Moscaritolo and Dr. James Latty have also agreed to join Trumble as guarantors on the Bott and Gulfgate credit lines. Mr. Weisdorn joined Trumble as guarantor on the Bott and Gulfgate credit lines in or around mid-November 2004. Mr. Moscaritolo and Mr. Latty have agreed to join as guarantors should the Company fail to recognize the milestone of removing Trumble's name as guarantor from the existing credit lines within the specified time period. As of the date of this report, only four qualified personal introductions have occurred. Thus, the 90 day milestone has not been triggered. The Company is committed to removing Mark Trumble as guarantor from the existing lines of credit and has submitted applications for credit lines with a number of financial institutions.

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
                                                 ==========

(3)   Accounts Receivable:

      Accounts receivable has been reduced by an allowance for amounts that may become uncollectible. This estimated allowance is based primarily on Management's evaluation of the financial condition of the customer and historical bad debt experience. The Company has provided reserves for doubtful accounts as of December 31, 2005 and 2004 in the amount of $46,196 and $51,640 respectively that the Company believes are adequate.

(4)   Inventories:

      Inventories consist of finished goods of $449,271 and $323,323 at December 31, 2005 and 2004 respectively; and work in process in the amount of $343,923 and $278,800 respectively.

(5)   Plant, Property and Equipment:

      A summary at December 31, 2005 and 2004 are as follows:

                                                  2005              2004
                                              -----------       -----------
      Land                                    $   502,000       $   502,000
      Buildings and improvements                1,073,000         1,452,419
      Furniture, Machinery and equipment          790,360           167,996
      Automobiles and trucks                      180,651            91,700
      Leasehold improvement                        79,105                --
                                              -----------       -----------
                                                2,625,116         2,214,115
      Less accumulated
      depreciation                               (349,204)          (77,735)
                                              -----------       -----------
                                              $ 2,275,912       $ 2,136,380
                                              ===========       ===========

      Depreciation expense charged to operations totaled $61,693 and $30,811 respectively, for the three months ended December 31, 2005 and 2004.

(6)   Business Lines of Credits - Bott:

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

      The Agreements and Notes are secured by the inventory, chattel paper, accounts receivable and general intangibles. The Agreements and Notes are also secured by the personal performance guarantees of Mr. Mark Trumble and Mr. Lawrence Weisdorn (Commercial Guarantees). The Commercial Guarantees require the guarantors to assure that all payments due under the Notes are timely made or to make such payments. All amounts related to Bott's outstanding promissory notes totaled $544,311 and $665,255 on December 31, 2005 and 2004 respectively.

(7)   Business Line of Credit - Gulfgate:

      In June 2002, Gulfgate executed a promissory note ("Note") with a bank that allowed Gulfgate to borrow up to $200,000 at an interest rate equal to the bank's prime rate, or a minimum interest rate of 5.00% per annum, whichever was greater. Gulfgate could draw down on the line of credit provided: that it was not in default on this Note or any other agreement that it might have with the bank; it was not insolvent; no guarantor revoked or limited the terms of his guarantee; the Borrower used the funds available under the Note for an unauthorized purpose (i.e., other than for a business purpose without first obtaining the bank's written consent); and /or the bank believed that its interests are not secured. The Note provided the following limitations on the use of methods and advancements respecting the credit line, and the bank may not honor requests for advances if: the requested advance would cause the amounts requested under the Note to exceed $200,000; Gulfgate's checks or bank cards relating to the credit line are reported lost or stolen; the Note was in default; or the amount requested is less than allowed under the Note. The Note provided for monthly payments of all accrued unpaid interest due as of the date of each payment. The Note remains in force and effect until the bank provides notice to Gulfgate that no additional withdrawals are permitted (Final Availability Date). Thereafter, payments equal to either $250 or the outstanding interest plus one percent of the outstanding principal as of the Final Availability Date are due monthly until the Note is repaid in full. The Note allows for prepayment of all or part of the outstanding principal or interest without penalty. The Note is secured by Gulfgate's accounts with the bank, and by Gulfgate's inventory, chattel paper, accounts receivable, and general intangibles. The Agreement is also secured by the performance guarantees of Mr. Mark Trumble, Mr. Lawrence Weisdorn and the Company. The personal guarantees require the guarantors to assure that all payments due under the Note are timely made or to make such payments. Amounts outstanding at December 31, 2005 and 2004 totaled $189,042 and $182,466 respectively.

(8)   Liability to be satisfied through the issuance of shares

      The Company sold 670,000 shares of its common stock for $1,005,000 via a private placement offering through SW Bach & Company, a New York securities dealer. The Company anticipates satisfying its obligations through issuance of common stock to shareholders in March 2006. Additional details concerning this transaction may be found in the Company's Form 10-KSB report filed February 2, 2006 (Sales Agency Agreement) which is hereby incorporated by reference.

(9)   Long-Term Debts and other liabilities:

      Promissory Notes:

      In May 2003, Bott executed a promissory note with a bank in the amount of $26,398 at an interest rate equals to four point fifty five percent (4.55%) for a vehicle purchase. The term of the note is for fifty-nine
      (59) months at $494 per month. Balance outstanding at December 31, 2005 and 2004 were $13,786 and $18,660 respectively.

      Mortgage:

      On May 31, 2002, Gulfgate entered into a $140,000 promissory note ("Note") with a bank in connection with the refinancing of Gulfgate's real estate. The Note bears a fixed interest rate of seven percent (7.00%) per annum. The Loan provided for fifty-nine monthly payments of $1,267 due beginning July 2002 and ending June 2007. The Note may be prepaid without fee or penalty and is secured by a deed of trust on Gulfgate's realty. Gulfgate is required under the terms of a separate agreement to provide replacement value fire and extended coverage insurance having a $2,500 deductible. Balance outstanding at December 31, 2005 and 2004 were $32,138 and $76,091 respectively.

      Loans from shareholders:

      Mr. Daniel K. Moscaritolo, COO and Director, and James A. Latty, CEO and Chairman, ("Lenders") each loaned the Company $105,800; $95,800 of which were received in September 2005, and $10,000 received in October 2005 (collectively $211,600). The transactions are evidenced by two notes dated November 1, 2005 (hereinafter, "Notes"). The terms of the Notes require repayment of the principal and interest, which accrues at a rate of ten percent (10%) per annum on May 1, 2006. The Notes are accompanied by Securities Agreements that grant the Lenders a security interest in all personal property belonging to the Company, as well as granting an undivided 1/2 security interest in all of the Company's right title and interest to any trademarks, trade names, contract rights, and leasehold interests.

      Financing Lease Agreements:

      In September 2002, Gulfgate entered into a non-cancelable debt financing agreement ("Agreement") with the bank's leasing corporation for the financing of certain equipment and a paint booth. The Agreement calls for the payment of forty-eight (48) monthly installment payments of $1,556 beginning September 2002 at the interest rate of 6.90 percent per annum. Balance outstanding at December 31, 2005 and 2004 were $12,136 and $30,693 respectively.

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

(10)  Employee Stock Options:

      In connection with the employment agreements, the Company has granted options to certain key executives to acquire common stock of the Company ("Options").

      The number of weighted average exercise prices of all options granted for the three months ended December 31, 2005 and 2004 are as follows:

                                                             2005                      2004
                                                                  Average                    Average
                                                   Number of      Exercise   Number of       Exercise
                                                   shares         Price      shares          Price
      Outstanding at beginning of the quarter      5,338,227      $3.00      4,100,388       1.55
      Granted during the quarter                          --      $  --      1,535,000       1.97
      Outstanding at end of the quarter            4,488,727      $1.95      5,635,388       1.76
      Exercisable at end of the quarter            1,380,914      $1.88      1,068,912       1.97
      Exercised during the quarter                        --      $  --             --         --
      Cancelled during the quarter                   849,500      $5.55             --         --

(11)  Resignation of Executive Officer and Board Member:

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

      Income from legal settlement:

      On December 15, 2005, the Company and its officers entered into a Settlement Agreement and Release with the Weisdorn Parties and other Weisdorn related parties, effective as of July 1, 2005 (the "Settlement Agreement"), pursuant to which the parties agreed to, among other things, the Weisdorn Parties and other Weisdorn related parties agreed to deliver to the Company all shares or rights to shares of the Company's common stock owned by such parties. The net common stock returned to the Company by the Weisdorn parties and other Weisdorn related parties was 2,699,684 shares. See note 11 for additional details.

      The fair value of 2,669,684 shares of the Company's common stock at December 15, 2005 was $3,779,558. The per share closing price of the Company's stock at December 15, 2005 was $1.40.

      Assignment of the Trumble Claims:

      The Company and the Weisdorn Parties further agreed the Weisdorn Parties, and each of them, assigned to the Company any and all rights or interest they, or any of them, have in or to the Trumble Claims. On December 15, 2005, the Company assumed Weisdorn Sr.'s obligation to purchase 165,054 shares from Mr. Trumble at $1.86 per share for a total liability of $307,000. The fair value of this obligation at December 15, 2005 is $231,076 (165,054 shares at $1.40 per share) with the difference charged to other income ($75,924).

(12)  Private placement of securities:

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

      On November 12, 2005, the Company also entered into another private stock purchase agreement with Mercatus & Partners, Limited, a private limited company of the United Kingdom ("Mercatus Limited") for the sale of 170,000 shares of the Company's common stock for a minimum purchase price of $0.82 per share (the "Private SICAV One Agreement") and another private stock purchase agreement with Mercatus LP also for the sale 170,000 shares of the Company's common stock for a minimum purchase price of $0.82 per share (the "Private SICAV Two Agreement" and with the Private SICAV One Agreement, the "Private SICAV Agreements"). The shares offered and sold under the SICAV Agreements were offered and sold pursuant to a private placement that is exempt from the registration provisions of the Securities Act under Section 4(2) of the Securities Act pursuant to Mercatus Limited's exemption from registration afforded by Regulation S. Pursuant to the terms of the Private SICAV Agreements, the Company issued and delivered an aggregate amount of 340,000 shares of the Company's common stock within five days of the execution of the respective Private SICAV Agreements to a custodial lock box on behalf of Mercatus Limited for placement into a European bank SICAV fund. Subject to a valuation of the shares, Mercatus Limited had up to 30 days after the delivery of the shares of the Company's common stock to issue payment to the Company. If payment was not received by the Company within 45 days of the issuance of the shares to Mercatus LP, the Company had the right to demand the issued shares be returned. The Company has not yet received payment for the shares issued pursuant to the Private SICAV Agreements but has not exercised its right to demand return of the shares.

(13)  Subsequent Event:

      In February 2006, MEMS USA received a $1.5 million order to construct for an amine purification system which will be installed at a refinery with a large oil company. Amine is used in a refinery to remove Carbon Dioxide and Sulfur products from oil to produce cleaner burning fuels. There are three major components in the amine purification system. The first component is MEMS USA's Intelligent Backflushing Filtration System (IFS). This system removes particulates such as rust which gets dislodged from pipes and other components in the refinery and other hard particulates. The filtration system uses permanent filter elements which are backflushed periodically. The backflush waste material consists of water and the particulates which have been filtered by the permanent filter elements. The backflush waste is further concentrated in a decanting vessel. The second major system is a carbon bed filtration system which is used to remove chemical contaminants and hydrocarbons which will sometimes mix with the amine during its use in a refinery. The third major system is an Ion Exchange filtration system which removes heat stable salts which form in the amine, causing the amine to be less effective in removing Carbon Dioxide and Sulfur products. These systems will provide years of effective utilization of the amine fluids and extend the useful life of the refinery's amine process equipment.

      This contract is cancelable subject to costs reimbursement and liquidated damages.

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

Plan of Operations:

We are engaged in the business of developing and manufacturing advanced engineered products, systems and plants, mostly for the energy, oil and natural gas industries. Our business is divided into three operating divisions, including (i) the design, development and operation of ethanol facilities, (ii) the provision of systems and components to the energy sector, and (iii) the engineering applications and sale of micro electro mechanical systems (MEMS) for scientific and engineering companies. As related in our annual report, in October 2005, the Company acquired two Texas corporations, Bott Equipment Company, Inc. ("Bott") and Gulfgate Equipment, Inc. ("Gulfgate").

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

We believe that these strategic acquisitions and alliances will allow us to grow our businesses. In January, 2006 the Company was approved for ISO 9001:2000 certification. This certification will provide the Company with worldwide recognition that we have high quality products and standards and will allow us a greater ability to compete on a national and International basis.

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

MEMS CA's engineers have also been charged by the Company to oversee the Company's IFS business. These systems are utilized to filter wastes from amine, oil or water streams. Unlike a typical canister filter system, such as the oil filter in an automobile, which needs to be periodically replaced and disposed of, the filters utilized in intelligent filtration systems can last for decades. Furthermore, the filter system is self cleaning. Once the system recognizes that its filter is becoming clogged by debris filtered from the fluid flow, it turns the fluid flow through the filter off and "back flushes" the debris caked on the filter into a collection vessel. The system then turns the fluid flow through the system back on through the freshly cleaned filter. The filter cleaning process takes only seconds to complete and repeats as necessary to assure optimum filtration. A facility utilizing IFS technology needn't dispose of contaminated filters, but only need dispose of the contaminate itself. Thus, while a filtration system based upon IFS technology typically requires a greater capital investment on the part of the purchaser, these costs are offset in the long run by savings in filter replacement and disposal costs. The Company anticipates that it may be able to utilize its intelligent filtration systems as an integral part of any ethanol production facility that it may design. The Company is presently aware of three competitors offering similar technologies to MEMS IFS technology. In February, 2006 MEMS received a purchase order for $1.5 million for the engineering, manufacturing and installation of an automatic back flushable filtration system (ABF/IFS). This is the largest sale in the Company's history. The customer is a Fortune 50 energy company serving the major integrated oil and gas industry. (See subsequent events for more details.)

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

HEO is a private Canadian corporation organized for the purpose of developing and operating a synthetic wood waste biomass-to-ethanol plant in Hearst, Ontario Canada. Subject to receipt of the required funding several biomass-to-ethanol plants are planned for Canada that will also use a synthetic biomass-to-ethanol conversion process. It is anticipated that the ethanol manufactured by these facilities will be sold to companies which blend ethanol with motor fuel. The blending of ethanol with motor fuel reduces emissions and will help countries such as Canada meet the Kyoto Accords for reduced greenhouse gas emissions. We estimate that each ethanol plant will require approximately $150 million in capital. MEMS USA's engineering group, headquartered in Westlake Village, CA, will be entering into contract negotiations with HEO to develop the engineering data and direct the plant engineering and construction projects. It is anticipated that the Company's Texas subsidiaries will be called upon to supply instrumentation for the project and assist in its modular construction, subject to receipt of funding.

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

We are presently in the process of integrating and improving our subsidiaries, which we believe will promote efficiency and lower operating costs. While each of our subsidiaries will remain a separate operating entity, we intend to optimize the resources of each. MEMS CA's primary responsibility will be to design and engineer new products and systems for the energy sector. It is anticipated that Bott will supply component parts for these systems, which will be assembled in Texas under MEMS CA's supervision. We have already transferred our IFS and other technology to Texas in order to establish lines of communication and a working relationship. We also anticipate that once we obtain the necessary funding, the symbiotic relationship between our subsidiaries will allow us to engineer, design, and partially construct ethanol plants for our current and future Canadian joint ventures.

Comparison of Operations

Net sales decreased $388,178 (12.9%) to $2,626,519 for the first quarter of fiscal 2006 from $3,014,697 for the first quarter of fiscal 2005. The sales decrease during the fiscal quarter ended December 31, 2005 as compared to the prior year quarter is mainly due to commercial aviation refueling systems shipments slipping to the second fiscal quarter. With the improving economy the Company finished the quarter ended December 31, 2005 with a record level of orders in sales backlog ($3.6 million).

The Company computes gross profit as net sales less cost of sales. The gross profit margin is the gross profit divided by net sales, expressed as a percentage. The gross profit margin was 21.1% and 28.5% in the first quarter of fiscal 2006 and 2005, respectively. This decrease of 7.4% was mainly due to lower margins on commercial aviation refueling systems shipments. Margins for this segment of the business for the quarter ended December 31, 2005 reflect the significant competitive pressures encountered on bidding and winning several key customer jobs.

Selling, general and administrative (SG&A) expenses for the first quarter of fiscal 2006 were $1,321,547, compared with $1,097,504 for the prior year period. The increase in SG&A spending in the fiscal quarter ended December 31, 2005 as compared to the prior year period is mainly due to auditing fees associated with the acquisition of Gulfgate and Bott and legal costs (See Part II, Item 1, Legal Proceedings).

We expect that over the near term, our selling, general and administration expenses will increase as a result of, among other things, increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002, recently adopted rules and regulations of the Securities and Exchange Commission, the filing of a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock and shares of common stock underlying warrants issued in various private offerings, increased employee costs associated with planned staffing increases, increased sales and marketing expenses, increased activities related to the design, engineering and construction of the Hearst Ethanol One, Inc. ethanol production facility and increased activity in searching for and analyzing potential acquisitions.

For the quarter ended December 31, 2005, shareholder's deficit was $552,422 as compared to equity of $968,068 for the prior year period ended December 31, 2004. The decrease in shareholder equity is primarily attributable to net operating losses incurred over the past twelve months, and accruals to record an obligation to issue penalty shares of MEMS common stock related to the October, 2004 acquisition of Gulfgate and Bott ($809,966) and a liability arising out of a legal settlement ($307,000; See note 11).

Upon the anticipated receipt of funds ($2.5 million) from Mercatus & Partners, Limited for a stock subscription receivable and upon the issuance of $1.0 million for shares of MEMS common stock sold in a private placement offering in September, 2005 (See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds), less the obligations due to Mr. Trumble ($307,000), equity would increase $4.0 million and represent a $2.5 million increase over the prior year period ended December 31, 2004.

Interest expense, net was $35,498 and $19,286 for the fiscal quarters ended December 31, 2005 and 2004, respectively. The increase in interest expense is attributable to the interest payments made pursuant to the terms of the credit lines of Bott and Gulfgate.

In summary, net income was $2,913,581 and a net loss of $234,432 for the fiscal quarters ended December 31, 2005 and 2004, respectively. The increased net income for the fiscal quarter ended December 31, 2005 as compared to the prior year was due to the favorable settlement of a legal dispute ($3,703,634; See note 11). Excluding the income from the settlement agreement the Company would have reported a net loss of $790,053. The increased net loss for the fiscal quarter ended December 31, 2005 as compared to the prior year was mainly due to lower sales and associated margins on commercial aviation refueling systems shipments and higher general and administrative expenses (See Selling, general and administrative expenses).

Liquidity and Capital Resources

Our plan of operations over the next 12 months includes the continued pursuit of our goal to design, engineer, build and operate one or more ethanol plants. In that regard we are dependent upon Hearst Ethanol One, Inc.'s efforts to raise the necessary capital. We also intend to continue to develop our sensor technology. We believe that our working capital as of the date of this report will not be sufficient to satisfy our estimated working capital requirements at our current level of operations for the next twelve months. Our cash and cash equivalents were $106,208 as of December 31, 2005, compared to cash and cash equivalents of $64,269 as of December 31, 2004.

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

Subsequent Event

During the month of January 2006, the Company issued and delivered an aggregate amount of 370,977 shares of the Company's common stock pursuant to the stock purchase agreement dated October 26, 2004 between Mark Trumble and the Company (See Note 2).

In February 2006, MEMS USA received a $1.5 million order to construct an amine purification system which will be installed at a refinery with a large oil company. Amine is used in a refinery to remove Carbon Dioxide and Sulfur products from oil to produce cleaner burning fuels. There are three major components in the amine purification system. The first component is MEMS USA's Intelligent Backflushing Filtration System (IFS). This system removes particulates such as rust which gets dislodged from pipes and other components in the refinery and other hard particulates. The filtration system uses permanent filter elements which are backflushed periodically. The backflush waste material consists of water and the particulates which have been filtered by the permanent filter elements. The backflush waste is further concentrated in a decanting vessel. The second major system is a carbon bed filtration system which is used to remove chemical contaminants and hydrocarbons which will sometimes mix with the amine during its use in a refinery. The third major system is an Ion Exchange filtration system which removes heat stable salts which form in the amine, causing the amine to be less effective in removing
Carbon Dioxide and Sulfur products. These systems will provide years of effective utilization of the amine fluids and extend the useful life of the refinery's amine process equipment.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include those risk factors set forth in our 2005 Annual Report on Form 10-KSB/A filed with the SEC on February 2, 2006

ITEM 3. Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

On October 26, 2004 the Company issued 1,309,667 shares of its common stock to Mr. Mark Trumble in consideration for the purchase of 100% of the shares of Bott Equipment Company, Inc. and Gulfgate Equipment, Inc. in accordance with the Stock Purchase Agreement ("Agreement") entered into by the Company and Mr. Trumble. (A copy of the Agreement was filed as an Exhibit to our form 10KSB/A filed with the SEC on February 3, 2005.) The Agreement contains covenants in favor of Mr. Trumble that are secured with our promise to issue up to a total of 1,236,591 additional shares of our stock to Mr. Trumble in the event we fail to satisfy those covenants. As of the date of this report, the Company is obligated to issue 370,977 penalty shares to Mr. Trumble. Additionally, certain outstanding covenants may require us to issue up to 370,977 additional penalty shares in the event that we fail to satisfy those covenants.

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

On December 13, 2005 the Company issued and delivered 125,000 shares of the Company's common stock for $100,000.

During the month of December 2005, the Company issued and delivered an aggregate amount of 8,254 shares of the Company's common stock to three consultants for services valued at approximately $16,000.

Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated or accredited with access to the kind of information registration would provide.

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

      Principal Accountant Fees and Services

      Our board of directors has selected Kabani & Company, Inc. as our independent accountants to audit our consolidated financial statements for the fiscal year 2005. Stonefield Josephson, Inc. previously audited our consolidated financial statements for the two fiscal years ended September 30, 2004 and 2003.

Item 6. Exhibits

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

                                                MEMS USA, Inc.
                                                (Registrant)


Date: February 22, 2006                         /s/
                                                --------------------------------
                                                James A. Latty
                                                Chief Executive Officer