Form 10QSB
period 2006-03-31
MEMS USA INC
filed 2006-05-15
CIK 23778

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission file number 0-4846-3

MEMS USA, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization) 5701 Lindero Canyon Road, Suite 2-100 Westlake Village, California (Address of principal executive offices)	82-0288840 (I.R.S. employer identification no.) 91362 (Zip code)

Issuer’s telephone number, including area code (818) 735-4750

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No X

The number of shares of the common stock outstanding as of May 1, 2006 was 15,995,330.

Documents incorporated by reference:

Form 8-K Dated April 29, 2005 Re. Can Am Ethanol One, Inc.

Form 8-K Dated December 21, 2005 Re. Hearst Ethanol One, Inc.

Form 10-KSB Dated February 2, 2006 Re. MEMS USA, Inc. Annual Report.

Form 8-K Dated March 30, 2006 Re. MEMS USA, Inc. - CDI Customer Order

Form 8-K Dated April 21, 2006 Re. Hearst Ethanol One, Inc.

FORM 10-QSB

For The Quarterly Period Ended March 31, 2006

INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
           Consolidated Balance Sheets as of March 31, 2006 and September 30, 2005    3
           Consolidated Statements of Operations (unaudited) for the three
                 months ended March 31, 2006 and 2005                                 4

           Consolidated Statements of Cash Flows (unaudited) for the three
                 months ended March 31, 2006 and 2005                                 5

           Consolidated Statement of Equity (unaudited) as of March 31, 2006          6

            Notes to Consolidated Financial Statements (unaudited)                   7 - 18

Item 2.  Management's Discussion and Analysis or Plan of Operation                   18 - 24

Item 3.  Controls and Procedures                                                     24

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                          25

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                26

Item 3.   Defaults upon Senior Securities                                            27

Item 4.   Submission of Matters to a Vote of Security Holders                        27

Item 5.   Other Information                                                          27

Item 6.   Exhibits                                                                   28

Signatures                                                                           29 - 32

Item 1. Financial statements:

MEMS USA, INC.
Consolidated Balance Sheets

A S S E T S	(Unaudited)	(audited)
Current Assets:	March 31,2006	September 30, 2005
Cash and cash equivalent	$408,501	$828,153
Accounts receivable, net allowance for uncollectible of $83,340 and $46,196 respectively	1,749,705	756,840
Inventories, net of provision for slow moving items of $25,000 and $25,000 respectively	836,340	880,370
Other current assets	222,294	170,197
Total current assets	3,216,840	2,635,560
Plant, property and equipment, net	2,264,526	2,316,836
Other assets	364,907	388,906
Investment in Can Am Ethanol One, Inc.	71,765	71,765
Goodwill	915,373	915,373
Total assets	$6,833,411	$6,328,440
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,145,959	$1,395,264
Lines of credits	351,239	750,744
Notes payable	352,281	-
Current portion of long-term debt	34,974	29,292
Other liabilities	56,216	-
Loans from shareholders	222,330	-
Convertible loan payable	150,000	-
Liability to be satisfied through the issuance of shares	1,740,540	1,111,000
Total current liabilities	5,053,539	3,286,300
Long-term liabilities	57,260	211,942
Loans from shareholders	-	191,600
Liability due to a legal settlement	307,000	-
Common shares with mandatory redemption	1,400,000	1,400,000
Common shares payable under terms of acquisition agreement	-	809,966
Total Liabilities	6,817,799	5,899,808
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,995,330 and 17,404,197 shares respectively issued and outstanding	18,615	17,404
Stock subscriptions receivable	(250)	(250)
Additional paid in capital	7,005,952	5,956,931
Shares to be redeemed (165,054 shares)	231,076	-
Accumulated deficit	(3,440,223)	(5,545,453)
Treasury stock (2,699,684 shares)	(3,799,558)	-
Total stockholders' equity	15,612	428,632
Total liabilities and stockholders' equity	$6,833,411	$6,328,440

The accompanying notes are an integral part of these financial statements.

MEMS USA, INC
Consolidated Statement of Operations
Three and six months ended March 31
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Revenues	$2,515,412	$1,864,543	$5,141,931	$4,879,240
Cost of revenues	1,958,351	1,362,702	4,030,095	3,517,192
Gross profit	557,061	501,841	1,111,836	1,362,048
Selling, general and administrative expenses	1,354,190	1,207,609	2,675,737	2,305,114
Loss from operations	(797,129)	(705,768)	(1,563,901)	(943,066)
Other income (expense)	(11,222)	6,481	(34,503)	9,343
Income due to legal settlement	-	-	3,703,634	-
Net income (loss)	$(808,351)	$(699,287)	$2,105,230	$(933,723)

Net income (loss) per share, basic and diluted:
Weighted average number of shares outstanding, basic	15,406,228	15,035,895	15,118,874	15,035,895
Net income (loss) per share, basic	$(0.05)	$(0.05)	$0.14	$(0.06)
Weighted average number of shares outstanding, diluted	15,591,515	16,950,966	15,441,823	16,410,871
Net income (loss) per share, diluted	$(0.05)	$(0.04)	$0.14	$(0.06)

The accompanying notes are an integral part of these financial statements.

MEMS USA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months ended March 31
(Unaudited)

	2006	2005
Cash flows provided by (used for) operating activities:
Net income (loss)	$2,105,230	$(933,723)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	115,648	61,622
Common stock issued for services	235,280	25,000
Income due to legal settlement	(3,703,634)	-
Change in assets and liabilities:
Accounts receivable	(992,865)	(118,994)
Inventories	44,030	26,026
Other current assets	(52,097)	12,349
Accounts payable and accrued expenses	750,694	(63,411)
Other current liabilities	56,216	-
Deferred revenue	-	10,550
Total adjustments	(3,546,728)	(46,858)
Net cash provided by (used for) operating activities	(1,441,498)	(980,581)
Cash flows from investing activities:
Purchase of property and equipment	(63,338)	(6,873)
Cash balance net of payments for purchase of Bott and Gulfgate	-	5,073
Common stock issued for cash	-	1,347
Other assets	24,000	-
Net cash used for investing activities	(39,338)	(453)
Cash flows from financing activities:
Lines of credit	(399,505)	9,323
Notes payable	352,281	-
Current portion of long-term debt	5,682	(4,099)
Liability to be satisfied through the issuance of shares	735,540	1,088,108
Loan from shareholders	30,730	5,000
Payment on long term liabilities	(4,682)	(51,297)
Purchase of shares pursuant to acquisition of subsidiaries	(20,000)	-
Underwriting related to issuance of shares	(68,362)	90,149
Common stock issued for cash	429,500	-
Net cash provided (used) by financing activities	1,061,184	1,137,184
Net increase in cash and cash equivalents	(419,652)	156,150
Cash and cash equivalents, beginning of period	828,153	26,439
Cash and cash equivalents, end of period	$408,501	$182,589
Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$63,233	$27,882
Supplemental disclosure of non-cash financing activities:
Common stock (including $1,400,000 of shares subject to mandatory redemption factor) issued for acquisition of Bott and Gulfgate	$809,966	$3,059,966
Common stock issued for services	$235,280	$25,000

The accompanying notes are an integral part of these financial statements.

MEMS USA
Consolidated Statement of Equity
(Unaudited)

	Common stock	Subscrip-tions receivable	Additional paid in capital	Treasury Stock	Accumulated deficit	Stockholders' equity
Balance as of September 30, 2005	$17,404	$(250)	$5,956,932	$-	$(5,545,454)	$428,632
Common stock issued for service	189		235,090			235,279
Common stock issued for cash received in prior year	129		105,871			106,000
Common stock issued for cash received	522		428,978			429,500
Shares to be redeemed			(231,076)			(231,076)
Common stock issued pursuant to terms of acquisition	371		809,595			809,966
Treasury stock from legal settlement				(3,799,558)		(3,799,558)
Underwriting fees			(68,362)		1	(68,361)
Net loss for the six months					2,105,230	2,105,230
Balance as of March 31, 2006	$18,615	$(250)	$7,237,028	$(3,799,558)	$(3,440,223)	$15,612

The accompanying notes are an integral part of these financial statements.

Notes to consolidated financial statements:

(1) Company and Summary of Significant Accounting Policies:

Nature of Business:

MEMS USA, Inc. (the “Company”) was incorporated in Nevada in 2002.  The Company is comprised of three wholly owned subsidiaries, California MEMS USA, Inc., (“CA MEMS”) fka, MEMS USA, Inc., a California Corporation, Bott Equipment Company, Inc. (“Bott”) and Gulfgate Equipment, Inc. (“Gulfgate”). In December 2005, the Company incorporated Hearst Ethanol One, Inc., a Federal Canadian Corporation (“HEO”), for the purpose of developing, owning and operating a wood waste to ethanol production facility in Canada. As of March 31, 2006 the Company owns ninety-three point three percent (93.3%) of HEO. Dr. James A. Latty and Mr. Daniel Moscaritolo are directors and officers of HEO. (See subsequent events for more details.)

In November 2004, the Company formed a joint venture, Can Am Ethanol One, Inc.  (“Can Am”). We presently own forty-nine point three percent (49.3%) of Can Am and maintain 50% of Can Am’s voting rights.

CA MEMS is a California based professional engineered systems, products, services, and ethanol project development company (see Subsequent event), serving the alternative fuels, oil, petro-chemical, natural gas and electric utility industries.

Gulfgate produces particulate filtration equipment for the oil and power industries.   Gulfgate also produces vacuum dehydration and coalescing systems that remove water from hydrocarbon oils.  These same systems are used by electric power generation facilities to remove water from transformer oils.  To help meet its customers’ diverse needs, Gulfgate maintains and operates a rental fleet of filtration and dehydration systems.

Bott is a stocking distributor for lines of industrial pumps, valves and instrumentation. Bott specializes in the construction of aviation refueling systems for helicopter refueling on oil rigs throughout the world.  Bott also constructs refueling systems for commercial marine vessels.  Bott’s customers include chemical manufacturers, refineries, power plants and other industrial customers.

CA MEMS, Bott and Gulfgate have a combined direct sales force as well as commissioned sales representatives that sell their products.

Hearst Ethanol One, Inc. (HEO) was created to develop, own and operate one ethanol production facility in Ontario, Canada.  The plant will utilize a synthetic biomass conversion process to convert wood waste materials into ethanol.  Subject to receipt of the required funding, other biomass-to-ethanol plants are planned for Canada that will also use a synthetic biomass conversion process.  HEO recently completed the purchase of 720 acres and approximately two million tons of wood waste biomass for its planned plant. (see Subsequent Event)

We are continuing the process of vertically integrating our subsidiaries, which we believe will promote efficiency and lower operating costs.  Each of our subsidiaries will remain a separate operating entity.

Accounts Receivable:

In the normal course of business, the Company provides credit to customers. We monitor our customers’ payment history, and perform credit evaluation of their financial condition. We maintain adequate reserves for potential credit losses based on the age of the receivable and specific customer circumstance.

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

Stock Based Compensation:

Pro forma information regarding net loss and loss per share, pursuant to the requirements of SFAS 123, as amended by FAS 148 Accounting For Stock-Base Compensation Transaction and Disclosure - An Amendment to FAS-123, for the six months ended March 31, 2006 and 2005 are as follows:

	2006	2005
Net income (loss), as reported	$2,010,052	$(933,723)
Deduct:
Total stock-based employee compensation expenses determined under the fair value Black-Scholes method with a 161% and 80% volatility at March 31, 2006 and 2005 respectively and a 6% and 3% respectively risk free rate of return assumption	(468,527)	(66,672)
Pro forma net income (loss)	$1,541,525	$(1,000,395)
Income (loss) per share:
Weighted average shares, basic	15,118,874	15,035,895
Basic, pro forma, per share	$0.10	$(0.07)
Weighted average shares, diluted	15,441,823	15,035,895
Diluted, pro forma, per share	$0.10	$(0.07)

Interim Financial Statements:

The accompanying unaudited consolidated financial statements for the six months ended March 31, 2006 and 2005 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2005 included in the Company’s Form 10-KSB/A.

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years ($1,563,901) and has used substantial amounts of working capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern. We will continue to raise additional cash through debt or equity financings in 2006 in order to meet our working capital requirements.

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

752,688 shares of the shares issued to Trumble are subject to a one time put. On or about October 26, 2005, Mr. Trumble exercised this put. Under the terms of the put, Trumble has elected to exchange all of the 752,688 shares for an amount equal to $1.86 per share (which is the average price of the Company’s stock on the OTC BBC for the thirty trading days comprising September 13, 2004 through October 22, 2004) times the number of shares exchanged by Trumble pursuant to the put. The Company shall have sixty (60) days from the date of exercise to pay off any sums due thereby. An extension for payment of the put has been negotiated between Mr. Trumble and the Company. The Company’s performance under the terms of the put is secured by second deeds of trust with vendors’ liens in favor of Trumble on certain parcels of the Companies’ Texas real estate.

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

The Agreement also provided that Trumble will personally introduce the Company’s officers and representatives to five (5) qualified Texas bankers and that the Company will utilize its best efforts to remove Trumble’s name as guarantor from the Bott and Gulfgate lines of credit (See note 6 and 7) within 90 days of the fifth introduction. The Company agreed that it will issue Trumble an additional 370,977 shares of restricted stock should it fail to achieve this milestone. Mr. Lawrence Weisdorn, Mr. Daniel Moscaritolo and Dr. James Latty have also agreed to join Trumble as guarantors on the Bott and Gulfgate credit lines. Mr. Weisdorn joined Trumble as guarantor on the Bott and Gulfgate credit lines in or around mid-November 2004. Mr. Moscaritolo and Mr. Latty have agreed to join as guarantors should the Company fail to recognize the milestone of removing Trumble’s name as guarantor from the existing credit lines within the specified time period. As of the date of this report, only four qualified personal introductions have occurred. Thus, the 90 day milestone has not been triggered. The Company is committed to removing Mark Trumble as guarantor from the existing lines of credit and has submitted applications for credit lines with a number of financial institutions.

The Company agreed to secure a best efforts underwriting commitment letter from a qualified investment banker within 45 days of the Closing Date to raise a minimum of $2 million in equity capital. An additional 123,659 shares of the Company’s restricted stock were to be issued to Trumble should the Company fail to achieve this milestone. The Company obtained a commitment letter within 45 days of the Closing Date thereby achieving this milestone and avoiding the issuance of penalty shares to Mr. Trumble. The Company also agreed, in connection with the $2 million equity raise, that the Company would receive $2 million in gross equity funding within 120 days of the Closing Date. The Company has agreed that it will issue Trumble an additional 123,659 shares of its restricted stock should it fail to achieve this milestone. The Company did not achieve this milestone and is obligated to issue 123,659 penalty shares to Mark Trumble. During January, 2006 the Company issued and delivered 123,659 penalty shares in satisfaction of its obligation to Mr. Trumble.

Finally, the Company has recognized that Trumble shall sell 326,344 shares of his stock at a purchase price of approximately $607,000 to private parties, including a related party Lawrence Weisdorn, Sr., the former CEO’s father and a shareholder and/or Weisdorn Sr.’s assignees pursuant to a written agreement between Trumble and Weisdorn Sr. Should Trumble fail to recognize $607,000, through no fault of Trumble, the Company agreed to issue up to 494,636 shares of restricted stock to Trumble. The percentage of the Penalty Shares the Company shall issue, if any, shall be prorated in accordance with any monies received by Trumble during the 60-day period. It is further understood that the penalties are subject to the following schedule: (1) Trumble shall have recognized at least $75,000 within 15 days of the Closing Date or he shall receive up to 61,829 Penalty Shares; (2) Trumble shall recognize an additional $75,000 within 30 days of the Closing Date or he shall receive up to an additional 61,829 Penalty Shares; (3) Trumble shall recognize an additional $150,000 within 45 days of the Closing Date or he shall receive up to an additional 123,659 Penalty Shares; and (4) Trumble shall recognize an additional $307,000 within 60 days of Closing Date or he shall receive up to an additional 247,318 Penalty Shares. Each milestone is to be calculated as a stand-alone event. The obligations of items 1, 2, and 3 were met which avoided the associated penalty shares.  All of the above Penalty Share calculations shall be subject to a pro-rata offset for monies received that fall short of the indicated milestones.

On December 15, 2005, the Company assumed Weisdorn Sr.’s obligation to purchase 165,054 shares from Mr. Trumble at $1.86 per share, which constituted the remainder of Weisdorn, Sr.’s obligation to purchase such shares pursuant to the written agreement referenced in the paragraph above. During the first quarter of fiscal year 2005, the Company, in order to avoid the issuance of 61,829 penalty shares, paid $75,000 directly to Mr. Trumble. The Company has received approximately $39,000 of the $75,000 from Mr. Weisdorn Sr. The Company has recorded this payment as a reduction to additional paid-in capital.

Mr. Trumble did not recognize $307,000 within 60 days of the closing date. As a result, the Company is obligated to issue 247,318 penalty shares to Mr. Trumble. During January, 2006 the Company issued and delivered 247,318 penalty shares in satisfaction of its obligation to Mr. Trumble. Additionally, the covenant to remove Mr. Trumble from the lines of credit remains and may require us to issue up to 370,977 additional penalty shares in the event that we fail to satisfy that remaining covenant. Effective May 8, 2006 the Company and Mr. Trumble amended the original Stock Purchase Agreement dated October 26, 2004 (the “SPA”) and agreed, among other things, to issue 60,000 shares to Mr. Trumble in full and final satisfaction of all claims that Trumble has or may have to additional shares of the Company’s common stock as a result of any breach of, or failure to meet a milestone under the SPA. See Subsequent events for details of First Amended Stock Purchase Agreement.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$1,826,720
Plant, property, and equipment, net	2,237,749
Total assets acquired	4,064,469
Total liabilities assumed	(1,827,942)
Net assets acquired	2,236,527
Excess costs over fair value	915,373
Total purchase price	$3,151,900

The $3,151,900 purchase price was comprised of the following:

Cash	$50,000
Common Stock (370,977 penalty shares)	809,965
Common Stock (1,309,677 shares)	2,291,935
Total purchase price	$3,151,900

(3) Inventories:

Inventories consist of finished goods of $488,995 and $502,430 at March 31, 2006 and September 30, 2005 respectively; and work in process in the amount of $372,345 and $402,940 respectively.

(4)  Plant, Property and Equipment:

A summary at March 31, 2006 and September 30, 2005 are as follows:

	2006	2005
Land	$502,000	$502,000
Buildings and improvements	1,073,000	1,073,000
Furniture, Machinery and equipment	822,009	769,590
Automobiles and trucks	180,652	180,652
Leasehold improvement	82,879	79,105
	2,660,540	2,604,347
Less accumulated depreciation	(396,014)	(287,511)
	$2,264,526	$2,316,836

Depreciation expense charged to operations for six months and three months ended March 31, 2006 and 2005 were $115,648 and $61,622; and $53,955 and $30,811 respectively.

(5) Business Lines of Credits - Bott:

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

The Agreements and Notes are secured by the inventory, chattel paper, accounts receivable and general intangibles. The Agreements and Notes are also secured by the personal performance guarantees of Mr. Mark Trumble and Mr. Lawrence Weisdorn (Commercial Guarantees). The Commercial Guarantees require the guarantors to assure that all payments due under the Notes are timely made or to make such payments. All amounts related to Bott’s outstanding promissory notes totaled $352,281 and $361,213 on March 31, 2006 and September 30, 2005 respectively.

(6) Business Line of Credit - Gulfgate:

In June 2002, Gulfgate executed a promissory note (“Note”) with a bank that allowed Gulfgate to borrow up to $200,000 at an interest rate equal to the bank’s prime rate, or a minimum interest rate of 5.00% per annum, whichever was greater. Gulfgate could draw down on the line of credit provided: that it was not in default on this Note or any other agreement that it might have with the bank; it was not insolvent; no guarantor revoked or limited the terms of his guarantee; the Borrower used the funds available under the Note for an unauthorized purpose (i.e., other than for a business purpose without first obtaining the bank’s written consent); and /or the bank believed that its interests are not secured. The Note provided the following limitations on the use of methods and advancements respecting the credit line, and the bank may not honor requests for advances if: the requested advance would cause the amounts requested under the Note to exceed $200,000; Gulfgate’s checks or bank cards relating to the credit line are reported lost or stolen; the Note was in default; or the amount requested is less than allowed under the Note. The Note provided for monthly payments of all accrued unpaid interest due as of the date of each payment. The Note remains in force and effect until the bank provides notice to Gulfgate that no additional withdrawals are permitted (Final Availability Date). Thereafter, payments equal to either $250 or the outstanding interest plus one percent of the outstanding principal as of the Final Availability Date are due monthly until the Note is repaid in full. The Note allows for prepayment of all or part of the outstanding principal or interest without penalty. The Note is secured by Gulfgate’s accounts with the bank, and by Gulfgate’s inventory, chattel paper, accounts receivable, and general intangibles. The Agreement is also secured by the performance guarantees of Mr. Mark Trumble, Mr. Lawrence Weisdorn and the Company. The personal guarantees require the guarantors to assure that all payments due under the Note are timely made or to make such payments. Amounts outstanding at March 31, 2006 and September 30, 2005 totaled $181,276 and $195,716 respectively.

(7) Liability to be satisfied through the issuance of shares

The Company sold 670,000 shares of its common stock for $1,005,000 via a private placement offering through SW Bach & Company, a New York securities dealer.  The Company anticipates satisfying its obligations through issuance of common stock to shareholders as soon as the Company completes its SB-2 registration with the Securities & Exchange Commission. Additional details concerning this transaction may be found in the Company’s Form 10-KSB report filed February 2, 2006 (Sales Agency Agreement) which is hereby incorporated by reference.

The Company sold 897,000 shares of its common stock for $735,540 via another private placement offering from February through April 2006. The Company anticipates satisfying its obligations through issuance of common stock to shareholders in the next fiscal quarter.

(8) Long-Term Debts and other liabilities:

Promissory Notes:

In May 2003, Bott executed a promissory note with a bank in the amount of $26,398 at an interest rate equal to four point fifty five percent (4.55%) for a vehicle purchase. The term of the note is for fifty-nine (59) months at $494 per month. Balance outstanding at March 31, 2006 and September 30, 2005 were $12,643 and $15,004 respectively.

Mortgage:

On May 31, 2002, Gulfgate entered into a $140,000 promissory note (“Note”) with a bank in connection with the refinancing of Gulfgate’s real estate.   The Note bears a fixed interest rate of seven percent (7.00%) per annum.   The Loan provided for fifty-nine monthly payments of $1,267 due beginning July 2002 and ending June 2007.  The Note may be prepaid without fee or penalty and is secured by a deed of trust on Gulfgate’s realty.   Gulfgate is required under the terms of a separate agreement to provide replacement value fire and extended coverage insurance having a $2,500 deductible. Balance outstanding at March 31, 2006 and September 30, 2005 were $28,732 and $58,934 respectively.

Loans from shareholders:

Mr. Daniel K. Moscaritolo, COO and Director, and James A. Latty, CEO and Chairman, (“Lenders”) each loaned the Company $105,800; $95,800 of which were received in September 2005, and $10,000 received in October 2005 (collectively $211,600). The transactions are evidenced by two notes dated November 1, 2005 (hereinafter, “Notes”). The terms of the Notes require repayment of the principal and interest, which accrues at a rate of ten percent (10%) per annum on May 1, 2006. The Notes are accompanied by Securities Agreements that grant the Lenders a security interest in all personal property belonging to the Company, as well as granting an undivided ½ security interest in all of the Company’s right title and interest to any trademarks, trade names, contract rights, and leasehold interests.

  Financing Lease Agreements:

In September 2002, Gulfgate entered into a non-cancelable debt financing agreement (“Agreement”) with the bank’s leasing corporation for the financing of certain equipment and a paint booth. The Agreement calls for the payment of forty-eight (48) monthly installment payments of $1,556 beginning September 2002 at the interest rate of 6.90 percent per annum. Balance outstanding at March 31, 2006 and September 30, 2005 were $9,155 and $17,988 respectively.

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

9) Resignation of Executive Officer and Board Member:

On October 17, 2005, the Company and its officers filed a complaint against Lawrence Weisdorn, Jr. (“Weisdorn), the Company’s former Chief Executive Officer and Chairman of the Board of Directors, Lawrence Weisdorn, Sr. (“Weisdorn Sr.” and together with Weisdorn, the “Weisdorn Parties”), Nathan Drage (“Drage”) and Drage related parties in the Superior Court of the State of California for Los Angeles County, alleging claims for, among other things, breaches of Nevada and federal law and breach of fiduciary duty (the “Action”). The Company’s claims were based in substantial part on allegations of the unauthorized issuance of shares of the Company’s predecessor’s common stock in December 2003, prior to the reverse acquisition and merger with CA MEMS which was finalized in February, 2004. The Company sought an injunction preventing the Weisdorn Parties and Drage and his related parties from selling or transferring any of the shares of the Company’s common stock issued in December 2003, the return of the shares to the Company for cancellation and monetary damages.

On November 3, 2005, the Weisdorn Parties filed a cross-complaint against the Company and its officers, alleging claims for, among other things, breach of employment agreement, libel and indemnification (the “Weisdorn Counterclaim”). The Weisdorn Parties’ claims were based in part on assertions by Weisdorn that he was improperly terminated without cause from his positions with the Company in June 2005, and that he was entitled to indemnification pursuant to Nevada corporations law in connection with the Action. The Weisdorn Parties sought monetary damages.

On December 15, 2005, the Company and its officers entered into a Settlement Agreement and Release with the Weisdorn Parties and other Weisdorn related parties, effective as of July 1, 2005 (the “Settlement Agreement”), pursuant to which the parties agreed to, among other things, dismiss the Action as it related to the Weisdorn Parties, dismiss the Weisdorn Counterclaim, mutually release all claims and mutually indemnify the other parties from certain claims. Weisdorn also agreed to deliver a letter of resignation to the Company, confirming his resignation as Chief Executive Officer and Chairman of the Board of Directors of the Company as of June 25, 2005 and clarifying and confirming the terms of his separation from the Company. The Weisdorn Parties and other Weisdorn related parties further agreed to deliver to the Company all shares or rights to shares of the Company’s common stock owned by such parties. The net stock returned to the Company by the Weisdorn parties was 2,699,684 shares, not including 670,000 shares of the Company’s common stock to be held by the Company in an account for the benefit of the Weisdorn Parties (the “Retained Stock”), which Retained Stock will be sold for the benefit of the Weisdorn Parties pursuant to the terms set forth in the Settlement Agreement. The Company has the option to purchase any portion of the Retained Stock at a price determined according to the terms of the Settlement Agreement. The Company also agreed to assume the obligations of the Weisdorn Parties to purchase certain shares of the Company’s common stock from Mark Trumble, and the Weisdorn Parties assigned to the Company their interests in their rights, if any, purchase such shares (the Trumble Claims).

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

(10) Income from legal settlement:

On December 15, 2005, the Company and its officers entered into a Settlement Agreement and Release with the Weisdorn Parties and other Weisdorn related parties, effective as of July 1, 2005 (the “Settlement Agreement”), pursuant to which the Weisdorn Parties and other Weisdorn related Parties agreed to deliver to the Company all shares or rights to shares of the Company’s common stock owned by such parties. The net common stock returned to the Company by the Weisdorn parties and other Weisdorn related parties was 2,699,684 shares. See note 11 for additional details.

The fair value of 2,669,684 shares of the Company’s common stock at December 15, 2005 was $3,779,558. The per share closing price of the Company’s stock at December 15, 2005 was $1.40.

Assignment of the Trumble Claims:

The Company and the Weisdorn Parties further agreed the Weisdorn Parties, and each of them, assigned to the Company any and all rights or interest they, or any of them, have in or to the Trumble Claims. On December 15, 2005, the Company assumed Weisdorn Sr.’s obligation to purchase 165,054 shares from Mr. Trumble at $1.86 per share for a total liability of $307,000. The fair value of this obligation at December 15, 2005 is $231,076 (165,054 shares at $1.40 per share) with the difference charged to other income ($75,924).

(11)  Private placement of securities:

On November 10, 2005, the Company entered into a stock purchase agreement with Mercatus & Partners, Limited, a private limited company of the United Kingdom (“Mercatus Limited”), for the sale of 1,530,000 shares of the Company’s common stock for a minimum purchase price of $0.73 per share (the “SICAV One Agreement), and another stock purchase agreement with Mercatus Limited also for the sale of 1,530,000 shares of the Company’s common stock for a minimum purchase price of $0.73 per share (the “SICAV Two Agreement” and together with the SICAV One Agreement, the “SICAV Agreements”). The shares offered and sold under the SICAV Agreements were offered and sold pursuant to a private placement that is exempt from the registration provisions of the Securities Act under Section 4(2) of the Securities Act pursuant to Mercatus Limited’s exemption from registration afforded by Regulation S. Pursuant to the terms of the SICAV Agreements, the Company issued and delivered an aggregate number of 3,060,000 shares of the Company’s common stock within five days of the execution of the respective SICAV Agreements to a custodial lock box on behalf of Mercatus Limited for placement into two European SICAV funds. The SICAV Agreements provided Mercatus Limited with up to 30 days after the delivery of the shares of the Company’s common stock to issue payment to the Company. If payment for the shares was not received by the Company within 30 days of the delivery of the shares the Company had the right to demand the issued shares be returned. The Company has not yet received payment for the shares issued pursuant to the SICAV Agreements.

On November 12, 2005, the Company also entered into another private stock purchase agreement with Mercatus & Partners, Limited, a private limited company of the United Kingdom (“Mercatus Limited”) for the sale of 170,000 shares of the Company’s common stock for a minimum purchase price of $0.82 per share (the “Private SICAV One Agreement”) and another private stock purchase agreement with Mercatus LP also for the sale 170,000 shares of the Company’s common stock for a minimum purchase price of $0.82 per share (the “Private SICAV Two Agreement” and with the Private SICAV One Agreement, the “Private SICAV Agreements”). The shares offered and sold under the SICAV Agreements were offered and sold pursuant to a private placement that is exempt from the registration provisions of the Securities Act under Section 4(2) of the Securities Act pursuant to Mercatus Limited’s exemption from registration afforded by Regulation S. Pursuant to the terms of the Private SICAV Agreements, the Company issued and delivered an aggregate amount of 340,000 shares of the Company’s common stock within five days of the execution of the respective Private SICAV Agreements to a custodial lock box on behalf of Mercatus Limited for placement into a European bank SICAV fund. Subject to a valuation of the shares, Mercatus Limited had up to 30 days after the delivery of the shares of the Company’s common stock to issue payment to the Company. If payment was not received by the Company within 45 days of the issuance of the shares to Mercatus LP, the Company had the right to demand the issued shares be returned. The Company has not yet received payment for the shares issued pursuant to the Private SICAV Agreements.

In a letter to Mercatus dated April 13, 2006 the Company declared Mercatus to be in material breach of the above Private Purchase Agreements due to non-payment, terminated the Agreements in their entirety and exercised its right to demand the return of all the shares. Mercatus has informed the Company of its intent to return all of the shares but, as of the date of this report the Company has not received them. The Company is currently exploring all available options in recovering its shares.

(12)	Material Agreement:

$1.5 million contract to build an Intelligent Filtration System

In February 2006, the Company won a $1.5 million order from CDI, who is under contract with a major oil refinery in Southern California to supply filtration equipment. CDI is an engineering, procurement and construction company, based in Houston with headquarters in Philadelphia. Mems will supply an integrated “Intelligent Filtration System” consisting of a Smart Backflush Filtration System with an integral electronic decanting system, a carbon bed filter and an ion-exchange resin bed system. This equipment will purify the amine fluid by removing particulate, chemical contaminants, and heat stable salts to allow the amine to more effectively remove carbon dioxide and sulfur compounds during refining. This results in a cleaner burning, more environmentally friendly fuel for motor vehicles.

This unique technology includes permanent filtration elements that are back-flushed clean, thereby eliminating the need to dispose of conventional filter elements. The system dramatically reduces hazardous waste disposal costs. These systems will provide years of effective utilization of the amine fluids and extend the useful life of the refinery’s amine process equipment.

This contract is cancelable subject to costs reimbursement and liquidated damages.

(13)	Subsequent Events:

MEMS USA, INC. changed its name to CONVERGENCE ETHANOL:

To better reflect the Company’s emphasis in the alternative energy sector, on April 15, 2006, the Company announced its decision to change its name to Convergence Ethanol, Inc., and to conduct its businesses, whether directly by the Company or through its wholly owned subsidiary, CA Mems.

Hearst Ethanol One Inc. Agreement:

On April 21, 2006, Hearst Ethanol One, Inc., a Federal Canadian Corporation (“HEO”), a majority-owned subsidiary of Registrant, completed the acquisition of approximately 720 acres of real property, together with all biomass material located thereon (approximately two million tons of woodwaste), located in the Township of Kendall, District of Cochrane, Canada (cumulatively, the “Property”), from C. Villeneuve Construction Co. LTD., a Canadian Corporation (“Villeneuve”), as provided under that agreement to purchase these assets earlier reported in Registrant’s 8-K dated December 27, 2005 (the “Agreement”). The Property was purchased to provide the site and the biomass material for the construction and operation of a 120,000,000 gallon per year bio-renewable woodwaste-to-ethanol refinery to be owned by HEO and designed, built and managed by Convergence Ethanol, Inc. aka, CA MEMS, a subsidiary of Registrant. The on-site inventory of biomass is sufficient for 2 full years of production or 240,000,000 gallons of ethanol.

Pursuant to the provisions of the Agreement, HEO issued ten point five percent (10.5%) of HEO’s common shares to Villeneuve as consideration for the transfer of the Property. At the close of the transaction, Registrant owned 87.3% of the common stock of HEO.

Pursuant to a Memorandum of Understanding entered into on April 20, 2006 between HEO and Villeneuve to clarify the Agreement, Villeneuve shall be entitled to one member of HEO’s board of directors for so long as Villeneuve is at least a ten percent (10%) shareholder of HEO. Villeneuve shall also be entitled to the right to manage, blast, or otherwise remove the stone aggregate material located on the Property. All blasting ceases prior to plant construction.

The closing of the transaction contemplated by the Agreement was contingent upon HEO obtaining an easement through and on that parcel of real property owned by Villeneuve described as parcel 711 Centre Cochrane for rail access to the Property, and another easement through and on the same parcel of real property for a two way road for truck access to the Property, and otherwise satisfying HEO’s and Registrant’s due diligence. As of the date of this report HEO has incurred $86,000 for environmental certificates and legal expenses.

First amended stock purchase agreement with Mark Trumble

Effective May 8, 2006, the Company and its officers entered into a First Amended Stock Purchase Agreement and Release (“Agreement”) with Mark Trumble, amending that certain Stock Purchase Agreement dated September 1, 2004 (the “SPA”), pursuant to which the parties agreed to, among other things, Trumble agreed to release the Company from its obligations under the Put, including any obligation to make the Interest Payment or to pay interest on any sum whatsoever, and shall release any security interest he claims in the real estate owned by Gulfgate and/or Bott, and the Company shall secure a funding commitment in which Trumble shall be paid the sum of $307,000 at the time of the closing of the funding. This sum shall be used to purchase 165,053 shares of the common stock of the Company from Trumble at the price of $1.86 per share. The Company shall also pay from the funding all amounts of bank or other indebtedness owed by the Company, Bott or Gulfgate which is personally guaranteed by Trumble. The Company shall issue Trumble, upon closing of the funding, 60,000 newly issued shares of the Company’s common stock. This additional issuance of shares of the common stock of the Company shall be in full and final satisfaction of all claims that Trumble has or may have to additional shares of the Company’s common stock as a result of any breach of, or failure to meet a milestone under, the SPA.

 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Unless otherwise indicated, all references to our company include our wholly-owned subsidiaries, MEMS USA, Inc. a California corporation, Bott Equipment Company, Inc., a Texas corporation, Gulfgate Equipment, Inc., a Texas corporation, our joint venture Can Am Ethanol One, Inc., a British Columbia corporation and Hearst Ethanol One, Inc., an Ontario corporation (“HEO”).

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

In November 2004, the Company formed a joint venture, Can Am Ethanol One, Inc. (“Can Am”). As of the date of this report, the Company owns 49.3% of the outstanding shares of Can Am and has voting rights equal to 50%. Two of MEMS directors sit on the Can Am board. The purpose of this joint venture is to design, build and operate an ethanol production facility. In June 2005, the Company and its Canadian counterpart each made a CN$25,000 at risk deposit to open escrow toward purchase of 2,150 acres of land intended to serve as a plant site in British Columbia, Canada (“Purchase Agreement”).

Subsequently, the Company paid an additional at-risk deposit of CN$50,000 for an extension of the Closing Date of the Purchase Agreement. As of the date of this report, the Purchase Agreement remains active, but has not closed. Due to the length of time that Purchase Agreement has remained pending, as well as other factors, the Company is contemplating selling its’ interest to Accelon Energy System, Inc., the other owner of Can Am Ethanol One, Inc. We will continue to explore other potential plant sites in Canada.

In December 2005, the Company incorporated Hearst Ethanol One, Inc., an Ontario corporation (“HEO”) for the purpose of building, owning and operating an ethanol production facility in Canada. As of March 31, 2006 the Company owns ninety-nine point three percent (99.3%) of HEO. Dr. James A. Latty and Mr. Daniel Moscaritolo are directors and officers of HEO.

On December 21, 2005, HEO entered into a land purchase agreement with C. Villeneuve Construction Company, Ltd. Upon successful completion of due diligence concerning 600 acres of land to be acquired near Hearst, Ontario, Canada and at the discretion of the Company to accept the results, the transaction is anticipated to close on or before May 1st, 2006.

On April 21, 2006, Hearst Ethanol One, Inc., a Federal Canadian Corporation (“HEO”), a majority-owned subsidiary of Registrant, completed the acquisition of approximately 720 acres of real property, together with all biomass material located thereon (approximately two million tons of woodwaste), located in the Township of Kendall, District of Cochrane, Canada (cumulatively, the “Property”), from C. Villeneuve Construction Co. LTD., a Canadian Corporation (“Villeneuve”), as provided under that agreement to purchase these assets earlier reported in Registrant’s 8-K dated December 27, 2005 (the “Agreement”). The Property was purchased to provide the site and the biomass material for the construction and operation of a 120,000,000 gallon per year bio-renewable woodwaste-to-ethanol refinery to be owned by HEO and designed, built and managed by Convergence Ethanol, Inc. aka, CA MEMS, a subsidiary of Registrant. The on-site inventory of biomass is sufficient for 2 full years of production or 240,000,000 gallons of ethanol.

Pursuant to the provisions of the Agreement, HEO issued ten point five percent (10.5%) of HEO’s common shares to Villeneuve as consideration for the transfer of the Property. At the close of the transaction, Registrant owned 87.3% of the common stock of HEO.

Pursuant to a Memorandum of Understanding entered into on April 20, 2006 between HEO and Villeneuve to clarify the Agreement, Villeneuve shall be entitled to one member of HEO’s board of directors for so long as Villeneuve is at least a ten percent (10%) shareholder of HEO. Villeneuve shall also be entitled to the right to manage, blast, or otherwise remove the stone aggregate material located on the Property. All blasting ceases prior to plant construction.

The closing of the transaction contemplated by the Agreement was contingent upon HEO obtaining an easement through and on that parcel of real property owned by Villeneuve described as parcel 711 Centre Cochrane for rail access to the Property, and another easement through and on the same parcel of real property for a two way road for truck access to the Property, and otherwise satisfying HEO’s and Registrant’s due diligence.

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

MEMS CA’s engineers have also been charged by the Company to oversee the Company’s IFS business. These systems are utilized to filter wastes from amine, oil or water streams. Unlike a typical canister filter system, such as the oil filter in an automobile, which needs to be periodically replaced and disposed of, the filters utilized in intelligent filtration systems can last for decades. Furthermore, the filter system is self cleaning. Once the system recognizes that its filter is becoming clogged by debris filtered from the fluid flow, it turns the fluid flow through the filter off and “back flushes” the debris caked on the filter into a collection vessel. The system then turns the fluid flow through the system back on through the freshly cleaned filter. The filter cleaning process takes only seconds to complete and repeats as necessary to assure optimum filtration. A facility utilizing IFS technology needn’t dispose of contaminated filters, but only need dispose of the contaminate itself. Thus, while a filtration system based upon IFS technology typically requires a greater capital investment on the part of the purchaser, these costs are offset in the long run by savings in filter replacement and disposal costs. The Company anticipates that it may be able to utilize its intelligent filtration systems as an integral part of any ethanol production facility that it may design. The Company is presently aware of three competitors offering similar technologies to MEMS IFS technology. In February, 2006 MEMS received a purchase order for $1.5 million for the engineering, manufacturing and installation of an automatic back flushable filtration system (ABF/IFS). This is the largest sale in the Company’s history. The customer is a Fortune 50 energy company serving the major integrated oil and gas industry. (See subsequent events for more details.)

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

On April 25, 2005 the Company and Accelon Energy System, Inc. (“Accelon”) entered into a contract with Can Am whereby the Company and Accelon agreed to provide certain services to Can Am on the condition that Can Am receives project funding on or before June 1st, 2005. Please refer to the Company’s Form 8-K filing dated April 29, 2005 for details relating to this contract. The contract was amended on May 24, 2005 by the parties to extend the termination date from June 1, 2005 to October 31, 2005. Please see Exhibit 10.2 for details relating to this amendment.

Can Am was created to manufacture, own and operate one ethanol production facility in British Columbia Canada.  The plant was to utilize a synthetic biomass conversion process to convert wood waste materials into ethanol. In June 2005, the Company and its Canadian counterpart each made a CN$25,000 at risk deposit to open escrow toward purchase of 2,150 acres of land intended to serve as a plant site in British Columbia, Canada (“Purchase Agreement”).

Subsequently, the Company paid an additional at-risk deposit of CN$50,000 for an extension of the Closing Date of the Purchase Agreement. As of the date of this report, the Purchase Agreement remains active, but has not closed. Due to the length of time that Purchase Agreement has remained pending, as well as other factors, the Company is contemplating selling its’ interest to Accelon Energy System, Inc., the other owner of Can Am Ethanol One, Inc.

HEO is a private Canadian corporation organized for the purpose of developing and operating a synthetic wood waste biomass-to-ethanol plant in Hearst, Ontario Canada. Subject to receipt of the required funding several biomass-to-ethanol plants are planned for Canada that will also use a synthetic biomass-to-ethanol conversion process. It is anticipated that the ethanol manufactured by these facilities will be sold to companies which blend ethanol with motor fuel. The blending of ethanol with motor fuel reduces emissions and will help countries such as Canada meet the Kyoto Accords for reduced greenhouse gas emissions. We estimate that each ethanol plant will require approximately $310 million in capital. MEMS USA’s engineering group, headquartered in Westlake Village, CA, will be entering into contract negotiations with HEO to develop the engineering data and direct the plant engineering and construction projects. It is anticipated that the Company’s Texas subsidiaries will be called upon to supply instrumentation for the project and assist in its modular construction, subject to receipt of funding.

On December 21, 2005, HEO entered into a land purchase agreement with C. Villeneuve Construction Company, Ltd. Upon successful completion of due diligence concerning 600 acres of land to be acquired near Hearst, Ontario, Canada and at the discretion of the Company to accept the results, the transaction is anticipated to close on or before May 1st, 2006. Additional details concerning this transaction may be found in the Company’s Form 8K report filed December 27, 2005 which is hereby incorporated by reference.

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

Comparison of Operations

Net sales were $2,515,414 and $1,864,543 for the three months ended March 31, 2006 and 2005, respectively. Net sales for the six-month periods ended March 31, 2006 and 2005 were $5,141,931 and $4,879,240, respectively. The sales increases for the three months (34.9%) and for the six months (5.4%) ended March 31, 2006 as compared to the prior year were due primarily to strong “Oil Patch” customer demand for our industrial pumps, equipment rentals and repairs services. Sales for the second quarter of fiscal 2006 were at expected levels. Customer bookings this past quarter continued to push orders in sales backlog to record levels and finished the quarter at $4.6 million. In March, 2006 the Company booked a $1,500,000 order from CDI for an automatic back flushable filtration system. CDI is under contract with a major oil refinery in Southern California to supply our "Intelligent Filtration System” equipment. (Reference Form 8-K dated March 30, 2006 Re. CDI - IFS/MEMS USA, Inc.)

The Company computes gross profit as net sales less cost of sales. The gross profit margin is the gross profit divided by net sales, expressed as a percentage. The gross profit margin was 22.1% and 21.6% in the second quarter of fiscal 2006 and 2005, respectively. Gross profit margin for the six-month periods ended March 31, 2006 and 2005 were 21.6% and 27.9% respectively. This decrease of 6.3% was primarily due to lower margins on commercial aviation refueling systems shipments. Margins for this segment of the business for the quarter ended March 31, 2006 reflect the significant competitive pressures encountered on bidding and winning several key customer jobs.

Selling, general and administrative (SG&A) expenses were $1,354,190 and $1,207,609 for the three months ended March 31, 2006 and 2005, respectively. SG&A for the six-month periods ended March 31, 2006 and 2005 were $2,675,737 and $2,305,114, respectively. The increase in SG&A spending for the three months and for the six months ended March 31, 2006 as compared to the prior year were due primarily to auditing fees associated with the acquisition of Gulfgate and Bott, legal costs (See Part II, Item 1, Legal Proceedings) and consulting fees.

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

For the quarter ended March 31, 2006, shareholder’s equity was $15,612 as compared to equity of $428,632 for the prior year period ended September 30, 2005. The decrease in shareholder equity is primarily attributable to net operating losses incurred over the past six months but, partially offset by the issuance of common stock net of an accrual to record an obligation to purchase shares of MEMS common stock related to a legal settlement ($307,000; See note 10 & Subsequent Events).

Upon the issuance of 670,000 shares of MEMS common stock sold in a private placement offering in September, 2005 for $1.0 million (See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds) less the obligations due to Mr. Trumble which were renegotiated effective May 8, 2006 and among other things, eliminated the $1,400,000 “Put Option” (See Subsequent Events), equity would increase $2.7 million and represent a $2.2 million increase over the prior year ended September 30, 2005.

Interest expense (income), net was $11,222 and $(6,481) for the fiscal quarters ended March 31, 2006 and 2005, respectively. Interest expense for the six-month periods ended March 31, 2006 and 2005 were $34,503 and $(9,343), respectively. The increase in interest expense is attributable to the interest payments made pursuant to the terms of the credit lines of Bott and Gulfgate and the “Put Option” (See note 13) with Mr. Trumble.

In summary, net losses were $808,351 and $699,287 for the fiscal quarters ended March 31, 2006 and 2005, respectively. Net income (loss) for the six-month periods ended March 31, 2006 and 2005 were $2,105,230 and $(933,723), respectively. The increased net loss for the fiscal quarter ended March 31, 2006 as compared to the prior year was primarily due to higher MEMS general and administrative expenses resulting from the initial start-up efforts associated with the Canadian Ethanol projects, legal fees and consulting expenses. The increased net income for the six months ended March 31, 2006 as compared to the prior year was due to the favorable settlement of a legal dispute ($3,703,634; See note 10). Excluding the income from the settlement agreement the Company would have reported a year-to-date net loss of $1,598,404. The increased net loss for the six months ended March 31, 2006 as compared to the prior year was mainly due to lower margins on commercial aviation refueling systems shipments and higher general and administrative expenses (See Selling, general and administrative expenses).

Liquidity and Capital Resources
Our plan of operations over the next 12 months includes the continued pursuit of our goal to design, engineer, build and operate one or more ethanol plants. In that regard we are dependent upon Hearst Ethanol One, Inc.’s efforts to raise the necessary capital. We also intend to continue to develop our sensor technology. We believe that our working capital as of the date of this report will not be sufficient to satisfy our estimated working capital requirements at our current level of operations for the next twelve months. Our cash and cash equivalents were $408,501 as of March 31, 2006, compared to cash and cash equivalents of $828,153 as of September 30, 2005.

At our current cash “burn rate”, we will need to raise additional cash through debt or equity financings for the second half of 2006 in order to fund our continued development of our sensor technology and devices and to finance possible future losses from operations as we expand our business lines and reach a profitable level of operations. Before considering Hearst Ethanol One, Inc., we believe that we require a minimum of $2,500,000 in order to fund our planned operations over the next 12 months, in addition to the capital required for the establishment of any ethanol production facilities. We plan to obtain the additional working capital through private placement sales of our equity securities and debt financing. As of the date of this report the Company has not received any firm commitments for funding and there is no assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued operations will be materially adversely affected.

Subsequent Event

First amended stock purchase agreement with Mark Trumble

Effective May 8, 2006, the Company and its officers entered into a First Amended Stock Purchase Agreement and Release (“Agreement”) with Mark Trumble, amending that certain Stock Purchase Agreement dated September 1, 2004 (the “SPA”), pursuant to which the parties agreed to, among other things, Trumble agreed to release the Company from its obligations under the Put, including any obligation to make the Interest Payment or to pay interest on any sum whatsoever, and shall release any security interest he claims in the real estate owned by Gulfgate and/or Bott, and the Company shall secure a funding commitment in which Trumble shall be paid the sum of $307,000 at the time of the closing of the funding. This sum shall be used to purchase 165,053 shares of the common stock of the Company from Trumble at the price of $1.86 per share. The Company shall also pay from the funding all amounts of bank or other indebtedness owed by the Company, Bott or Gulfgate which is personally guaranteed by Trumble. The Company shall issue Trumble, upon closing of the funding, 60,000 newly issued shares of the Company’s common stock. This additional issuance of shares of the common stock of the Company shall be in full and final satisfaction of all claims that Trumble has or may have to additional shares of the Company’s common stock as a result of any breach of, or failure to meet a milestone under, the SPA.

Hearst Ethanol One Inc. Agreement:

On April 21, 2006, Hearst Ethanol One, Inc., a Federal Canadian Corporation (“HEO”), a majority-owned subsidiary of Registrant, completed the acquisition of approximately 720 acres of real property, together with all biomass material located thereon (approximately two million tons of woodwaste), located in the Township of Kendall, District of Cochrane, Canada (cumulatively, the “Property”), from C. Villeneuve Construction Co. LTD., a Canadian Corporation (“Villeneuve”), as provided under that agreement to purchase these assets earlier reported in Registrant’s 8-K dated December 27, 2005 (the “Agreement”). The Property was purchased to provide the site and the biomass material for the construction and operation of a 120,000,000 gallon per year bio-renewable woodwaste-to-ethanol refinery to be owned by HEO and designed, built and managed by Convergence Ethanol, Inc. aka, CA MEMS, a subsidiary of Registrant. The on-site inventory of biomass is sufficient for 2 full years of production or 240,000,000 gallons of ethanol.

Pursuant to the provisions of the Agreement, HEO issued ten point five percent (10.5%) of HEO’s common shares to Villeneuve as consideration for the transfer of the Property. At the close of the transaction, Registrant owned 87.3% of the common stock of HEO.

Pursuant to a Memorandum of Understanding entered into on April 20, 2006 between HEO and Villeneuve to clarify the Agreement, Villeneuve shall be entitled to one member of HEO’s board of directors for so long as Villeneuve is at least a ten percent (10%) shareholder of HEO. Villeneuve shall also be entitled to the right to manage, blast, or otherwise remove the stone aggregate material located on the Property. All blasting ceases prior to plant construction.

The closing of the transaction contemplated by the Agreement was contingent upon HEO obtaining an easement through and on that parcel of real property owned by Villeneuve described as parcel 711 Centre Cochrane for rail access to the Property, and another easement through and on the same parcel of real property for a two way road for truck access to the Property, and otherwise satisfying HEO’s and Registrant’s due diligence.

MEMS USA, INC. changed its name to CONVERGENCE ETHANOL:

To better reflect the Company’s emphasis in the alternative energy sector, on April 15, 2006, the Company announced its decision to change its name to Convergence Ethanol, Inc., and to conduct its businesses, whether directly by the Company or through its wholly owned subsidiary, CA Mems.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 17, 2005, the Company and its officers filed a complaint against Lawrence Weisdorn, Jr. (“Weisdorn), the Company’s former Chief Executive Officer and Chairman of the Board of Directors, Lawrence Weisdorn, Sr. (“Weisdorn Sr.” and together with Weisdorn, the “Weisdorn Parties”), Nathan Drage (“Drage”) and Drage related parties in the Superior Court of the State of California for Los Angeles County, alleging claims for, among other things, breaches of Nevada and federal law and breach of fiduciary duty (the “Action”). The Company’s claims were based in substantial part on allegations of the unauthorized issuance of shares of the Company’s predecessor’s common stock in December 2003, prior to the reverse acquisition and merger with MEMS-CA which was finalized in February, 2004. The Company sought an injunction preventing the Weisdorn Parties and Drage and his related parties from selling or transferring any of the shares of the Company’s common stock issued in December 2003, the return of the shares to the Company for cancellation and monetary damages.

On November 3, 2005, the Weisdorn Parties filed a cross-complaint against the Company and its officers, alleging claims for, among other things, breach of employment agreement, libel and indemnification (the “Weisdorn Counterclaim”). The Weisdorn Parties’ claims were based in part on assertions by Weisdorn that he was improperly terminated without cause from his positions with the Company in June 2005, and that he was entitled to indemnification pursuant to Nevada corporations law in connection with the Action. The Weisdorn Parties sought monetary damages.

On December 15, 2005, the Company and its officers entered into a Settlement Agreement and Release with the Weisdorn Parties and other Weisdorn related parties, effective as of July 1, 2005 (the “Settlement Agreement”), pursuant to which the parties agreed to, among other things, dismiss the Action as it related to the Weisdorn Parties, dismiss the Weisdorn Counterclaim, mutually release all claims and mutually indemnify the other parties from certain claims. Weisdorn also agreed to deliver a letter of resignation to the Company, confirming his resignation as Chief Executive Officer and Chairman of the Board of Directors of the Company as of June 25, 2005 and clarifying and confirming the terms of his separation from the Company. The Weisdorn Parties and other Weisdorn related parties further agreed to deliver to the Company all shares or rights to shares of the Company’s common stock owned by such parties. The net stock returned to the Company by the Weisdorn parties was 2,699,684 shares, not including 670,000 shares of the Company’s common stock to be held by the Company in an account for the benefit of the Weisdorn Parties (the “Retained Stock”), which Retained Stock will be sold for the benefit of the Weisdorn Parties pursuant to the terms set forth in the Settlement Agreement. The Company has the option to purchase any portion of the Retained Stock at a price determined according to the terms of the Settlement Agreement. The Company also agreed to assume the obligations of the Weisdorn Parties and other Weisdorn related parties to purchase certain shares of the Company’s common stock from a third party, and the Weisdorn Parties assigned to the Company their interests in certain claims against a third party.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

On October 26, 2004 the Company issued 1,309,667 shares of its common stock to Mr. Mark Trumble in consideration for the purchase of 100% of the shares of Bott Equipment Company, Inc. and Gulfgate Equipment, Inc. in accordance with the Stock Purchase Agreement (“Agreement”) entered into by the Company and Mr. Trumble. (A copy of the Agreement was filed as an Exhibit to our form 10KSB/A filed with the SEC on February 3, 2005.) The Agreement contains covenants in favor of Mr. Trumble that are secured with our promise to issue up to a total of 1,236,591 additional shares of our stock to Mr. Trumble in the event we fail to satisfy those covenants.  Effective May 8, 2006 the Company and Mr. Trumble amended the original Stock Purchase Agreement dated October 26, 2004 and agreed to, among other things, to issue 60,000 shares to Mr. Trumble in full and final satisfaction of all claims that Trumble has or may have to additional shares of the Company’s common stock as a result of any breach of, or failure to meet a milestone under the SPA. See Subsequent events for details of First Amended Stock Purchase Agreement.

As of the date of this report, the Company is obligated to issue 60,000 additional shares to Mr. Trumble. Additionally, certain outstanding covenants may require us to issue up to 370,977 additional penalty shares in the event that we fail to satisfy those covenants.

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

On November 10, 2005, the Company entered into a stock purchase agreement with Mercatus & Partners, Limited, a private limited company of the United Kingdom (“Mercatus Limited”), for the sale of 1,530,000 shares of the Company’s common stock for a minimum purchase price of $0.73 per share (the “SICAV One Agreement), and another stock purchase agreement with Mercatus Limited also for the sale of 1,530,000 shares of the Company’s common stock for a minimum purchase price of $0.73 per share (the “SICAV Two Agreement” and together with the SICAV One Agreement, the “SICAV Agreements”). The shares offered and sold under the SICAV Agreements were offered and sold pursuant to a private placement that is exempt from the registration provisions of the Securities Act under Section 4(2) of the Securities Act pursuant to Mercatus Limited’s exemption from registration afforded by Regulation S. Pursuant to the terms of the SICAV Agreements, the Company issued and delivered an aggregate number of 3,060,000 shares of the Company’s common stock within five days of the execution of the respective SICAV Agreements to a custodial lock box on behalf of Mercatus Limited for placement into two European SICAV funds. The SICAV Agreements provided Mercatus Limited with up to 30 days after the delivery of the shares of the Company’s common stock to issue payment to the Company. If payment for the shares was not received by the Company within 30 days of the delivery of the shares, the Company had the right to demand the issued shares be returned. The Company has not yet received payment for the shares issued pursuant to the Private SICAV Agreements.

On November 12, 2005, the Company also entered into another private stock purchase agreement with Mercatus & Partners, Limited, a private limited company of the United Kingdom (“Mercatus Limited”) for the sale of 170,000 shares of the Company’s common stock for a minimum purchase price of $0.82 per share (the “Private SICAV One Agreement”) and another private stock purchase agreement with Mercatus LP also for the sale 170,000 shares of the Company’s common stock for a minimum purchase price of $0.82 per share (the “Private SICAV Two Agreement” and with the Private SICAV One Agreement, the “Private SICAV Agreements”). The shares offered and sold under the SICAV Agreements were offered and sold pursuant to a private placement that is exempt from the registration provisions of the Securities Act under Section 4(2) of the Securities Act pursuant to Mercatus Limited’s exemption from registration afforded by Regulation S. Pursuant to the terms of the Private SICAV Agreements, the Company issued and delivered an aggregate amount of 340,000 shares of the Company’s common stock within five days of the execution of the respective Private SICAV Agreements to a custodial lock box on behalf of Mercatus Limited for placement into a European bank SICAV fund. Subject to a valuation of the shares, Mercatus LP had up to 30 days after the delivery of the shares of the Company’s common stock to issue payment to the Company. If payment was not received by the Company within 45 days of the issuance of the shares to Mercatus Limited, the Company had the right to demand the issued shares be returned. The Company has not yet received payment for the shares issued pursuant to the Private SICAV Agreements.

In a letter to Mercatus dated April 13, 2006 the Company declared Mercatus to be in material breach of the above Private Purchase Agreements due to non-payment, terminated the Agreements in their entirety and exercised its right to demand the return of all the shares. Mercatus has informed the Company of its intent to return all of the shares but, as of the date of this report the Company has not received them. The Company is currently exploring all available options in recovering its shares.

On December 13, 2005 the Company issued and delivered 125,000 shares of the Company’s common stock for $100,000.

During the month of December 2005, the Company issued and delivered an aggregate amount of 8,254 shares of the Company’s common stock to three consultants for services valued at approximately $16,000.

The Company sold 897,000 shares of its common stock for $735,540 via another private placement offering from February through April 2006. The Company anticipates satisfying its obligations through issuance of common stock to shareholders in the next fiscal quarter.

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

MEMS USA, Inc.
(Registrant)

Date: May 15, 2006                       /s/  James A. Latty
                                     Chief Executive Officer