Form 10QSB/A
period 2006-03-31
MEMS USA INC
filed 2006-06-02
CIK 23778

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No X

The number of shares of the common stock outstanding as of May 1, 2006 was 19,395,330.

Documents incorporated by reference:

The amended 10-QSB includes reviewed Financial Statements as of March 31, 2006 and 2005 by the independently registered accounting firm. The 10-QSB filed on May 15, 2006 included the financial statements which were not completely reviewed by the independent registered accounting firm.

Form 8-K Dated April 29, 2005 Re. Can Am Ethanol One, Inc.

Form 8-K Dated December 21, 2005 Re. Hearst Ethanol One, Inc.

Form 10-KSB Dated February 2, 2006 Re. MEMS USA, Inc. Annual Report.

Form 8-K Dated March 30, 2006 Re. MEMS USA, Inc. - CDI Customer Order

Form 8-K Dated April 21, 2006 Re. Hearst Ethanol One, Inc.

FORM 10-QSB

For The Quarterly Period Ended March 31, 2006

Item 1. Financial statements:

MEMS USA, INC.
Consolidated Balance Sheets

A S S E T S
	(Unaudited)	(audited)
	March 31,2006	September 30, 2005
Current Assets:
Cash and cash equivalent	$408,501	$828,153
Accounts receivable, net allowance for uncollectible of $83,340 and $46,196 respectively	1,749,705	756,840
Inventories, net of provision for slow moving items of $25,000 and $25,000 respectively	836,340	880,370
Other current assets	222,294	170,197
Total current assets	3,216,840	2,635,560
Plant, property and equipment, net	2,264,526	2,316,836
Other assets	364,907	388,906
Investment in Can Am Ethanol One, Inc.	71,765	71,765
Goodwill	915,373	915,373
Total assets	$6,833,411	$6,328,440
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,145,959	$1,395,264
Lines of credits	351,239	750,744
Notes payable	352,281	—
Current portion of long-term debt	34,974	29,292
Other liabilities	56,216	—
Loans from shareholders	222,330	—
Convertible loan payable	150,000	—
Liability to be satisfied through the issuance of shares	1,740,540	1,111,000
Total current liabilities	5,053,539	3,286,300
Long-term liabilities	57,260	211,942
Loans from shareholders	—	191,600
Liability due to a legal settlement	307,000	—
Common shares with mandatory redemption	1,400,000	1,400,000
Common shares payable under terms of acquisition agreement	—	809,966
Total Liabilities	6,817,799	5,899,808
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,395,330 and 17,404,197 shares respectively issued and outstanding	22,015	17,404
Stock subscriptions receivable	(2,512,850)	(250)
Additional paid in capital	9,977,304	5,956,931
Shares to be redeemed (165,054 shares)	(231,076)	—
Accumulated deficit	(3,440,223)	(5,545,453)
Treasury stock (2,699,684 shares)	(3,799,558)	—
Total stockholders' equity	15,612	428,632
Total liabilities and stockholders' equity	$6,833,411	$6,328,440

The accompanying notes are an integral part of these financial statements.

MEMS USA, INC
Consolidated Statement of Operations
Three and six months ended March 31
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Revenues	$2,515,412	$1,864,543	$5,141,931	$4,879,240
Cost of revenues	1,958,351	1,362,702	4,030,095	3,517,192
Gross profit	557,061	501,841	1,111,836	1,362,048
Selling, general and administrative expenses	1,354,190	1,207,609	2,675,737	2,305,114
Loss from operations	(797,129)	(705,768)	(1,563,901)	(943,066)
Other income (expense)	(11,222)	6,481	(34,503)	9,343
Income due to legal settlement	—	—	3,703,634	—
Net income (loss)	$(808,351)	$(699,287)	$2,105,230	$(933,723)

Net income (loss) per share, basic and diluted:
Weighted average number of shares outstanding, basic	15,406,228	15,035,895	16,192,280	15,035,895
Net income (loss) per share, basic	$(0.05)	$(0.05)	$0.13	$(0.06)
Weighted average number of shares outstanding, diluted	15,406,228	16,950,966	19,319,827	16,410,871
Net income (loss) per share, diluted	$(0.05)	$(0.04)	$0.11	$(0.06)

The accompanying notes are an integral part of these financial statements.

MEMS USA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months ended March 31
(Unaudited)

	2006	2005
Cash flows provided by (used for) operating activities:
Net income (loss)	$2,105,230	$(933,723)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	115,648	61,622
Common stock issued for services	235,280	25,000
Income due to legal settlement	(3,703,634)	—
Change in assets and liabilities:
Accounts receivable	(992,865)	(118,994)
Inventories	44,030	26,026
Other current assets	(52,097)	12,349
Accounts payable and accrued expenses	750,694	(63,411)
Other current liabilities	56,216	—
Deferred revenue	—	10,550
Total adjustments	(3,546,728)	(46,858)
Net cash provided by (used for) operating activities	(1,441,498)	(980,581)
Cash flows from investing activities:
Purchase of property and equipment	(63,338)	(6,873)
Cash balance net of payments for purchase of Bott and Gulfgate	—	5,073
Common stock issued for cash	—	1,347
Other assets	24,000	—
Net cash used for investing activities	(39,338)	(453)
Cash flows from financing activities:
Lines of credit	(399,505)	9,323
Notes payable	352,281	—
Current portion of long-term debt	5,682	(4,099)
Liability to be satisfied through the issuance of shares	735,540	1,088,108
Loan from shareholders	30,730	5,000
Payment on long term liabilities	(4,682)	(51,297)
Purchase of shares pursuant to acquisition of subsidiaries	(20,000)	—
Underwriting related to issuance of shares	(68,362)	90,149
Common stock issued for cash	429,500	—
Net cash provided (used) by financing activities	1,061,184	1,137,184
Net increase in cash and cash equivalents	(419,652)	156,150
Cash and cash equivalents, beginning of period	828,153	26,439
Cash and cash equivalents, end of period	$408,501	$182,589
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$63,233	$27,882

Supplemental disclosure of non-cash financing activities:
Common stock (including $1,400,000 of shares subject to mandatory redemption factor) issued for acquisition of Bott and Gulfgate	$809,966	$3,059,966
Common stock issued for services	$235,280	$25,000

The accompanying notes are an integral part of these financial statements.

MEMS USA
Consolidated Statement of Equity
(Unaudited)

	Common stock	Subscrip-tions receivable	Additional paid in capital	Treasury Stock	Accumulated deficit	Stockholders' equity
Balance as of September 30, 2005	$17,404	$(250)	$5,956,932	$—	$(5,545,454)	$428,632
Common stock issued for service	189		235,090			235,279
Common stock issued for cash received in prior year	129		105,871			106,000
Common stock issued for cash received	522		428,978			429,500
Shares to be redeemed due to legal settlement			(231,076)			(231,076)
Common stock issued for subscriptions receivable	3,400	(2,512,600)	2,509,200			-
Common stock issued pursuant to terms of acquisition	371		809,595			809,966
Treasury stock from legal settlement				(3,799,558)		(3,799,558)
Underwriting fees			(68,362)		1	(68,361)
Net income for the six months					2,105,230	2,105,230
Balance as of March 31, 2006	$22,015	$(2,512,850)	$9,746,228	$(3,799,558)	$(3,440,223)	$15,612

The accompanying notes are an integral part of these financial statements.

Notes to consolidated financial statements:

(1)	Company and Summary of Significant Accounting Policies:

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

Stock Based Compensation:

Pro forma information regarding net loss and loss per share, pursuant to the requirements of SFAS 123, as amended by FAS 148 Accounting For Stock-Base Compensation Transaction and Disclosure - An Amendment to FAS-123, for the six months ended March 31, 2006 and 2005 are as follows:

	2006	2005
Net income (loss), as reported	$2,105,230	$(933,723)
Deduct:
Total stock-based employee compensation expenses determined under the fair value Black-Scholes method with a 161% and 80% volatility at March 31, 2006 and 2005 respectively and a 6% and 3% respectively risk free rate of return assumption	(468,527)	(66,672)
Pro forma net income (loss)	$1,636,703	$(1,000,395)
Income (loss) per share:
Weighted average shares, basic	16,192,280	15,035,895
Basic, pro forma, per share	$0.10	$(0.07)
Weighted average shares, diluted	19,319,827	15,035,895
Diluted, pro forma, per share	$0.08	$(0.07)

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

The Agreements and Notes are secured by the inventory, chattel paper, accounts receivable and general intangibles. The Agreements and Notes are also secured by the personal performance guarantees of Mr. Mark Trumble and Mr. Lawrence Weisdorn (Commercial Guarantees). The Commercial Guarantees require the guarantors to assure that all payments due under the Notes are timely made or to make such payments. All amounts related to Bott’s outstanding promissory notes totaled $352,281 and $555,028 on March 31, 2006 and September 30, 2005 respectively.

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

If at the end of the two year period the loan has not been converted into common stock, the principal amount becomes due and payable.

(9)	Resignation of Executive Officer and Board Member:

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

CA MEMS was incorporated in November 2000. CA MEMS is an engineering and design firm. CA MEMS has been engaged in the engineering and sale of instrumentation, blending skids and Intelligent Filtration Systems (IFS). During 2004, CA MEMS’s engineers designed and constructed an acoustic viscometer. This instrument utilizes sound waves traveling through a fluid stream to determine the fluid’s viscosity. To date, the Company has determined that the instrument may be utilized to measure the viscosity of a range of aqueous and organic fluids, including refined and crude oils. In May 2005 the Company filed a utility patent application respecting this device which replaces the previously filed provisional patent. CA MEMS is presently designing a multi-variant pressure, temperature and flow meter for use in industrial applications.

During 2004, CA MEMS’s engineers also built a hydrocarbon blending system technology. One system we produced mixes three organic fluids, in differing percentages with accuracy. One of the Company’s long term goals is to be able to build blending systems to mix ethanol with motor gasoline. When properly mixed, ethanol and gasoline provide a higher octane, cleaner burning fuel for automobiles.

CA MEMS’s engineers have also been charged by the Company to oversee the Company’s IFS business. These systems are utilized to filter wastes from amine, oil or water streams. Unlike a typical canister filter system, such as the oil filter in an automobile, which needs to be periodically replaced and disposed of, the filters utilized in intelligent filtration systems can last for decades. Furthermore, the filter system is self cleaning. Once the system recognizes that its filter is becoming clogged by debris filtered from the fluid flow, it turns the fluid flow through the filter off and “back flushes” the debris caked on the filter into a collection vessel. The system then turns the fluid flow through the system back on through the freshly cleaned filter. The filter cleaning process takes only seconds to complete and repeats as necessary to assure optimum filtration. A facility utilizing IFS technology needn’t dispose of contaminated filters, but only need dispose of the contaminate itself. Thus, while a filtration system based upon IFS technology typically requires a greater capital investment on the part of the purchaser, these costs are offset in the long run by savings in filter replacement and disposal costs. The Company anticipates that it may be able to utilize its intelligent filtration systems as an integral part of any ethanol production facility that it may design. The Company is presently aware of three competitors offering similar technologies to MEMS IFS technology. In February, 2006 MEMS received a purchase order for $1.5 million for the engineering, manufacturing and installation of an automatic back flushable filtration system (ABF/IFS). This is the largest sale in the Company’s history. The customer is a Fortune 50 energy company serving the major integrated oil and gas industry. (See subsequent events for more details.)

Presently, CA MEMS utilizes a combination direct sales force as well as commissioned sales representatives to market and distribute its products. CA MEMS targets niche business segments and is not dependent upon any one or a few major customers. A typical contract requires CA MEMS to engineer a product that previously did not exist or improve upon an existing technology using MEMS (Micro Electro Mechanical Systems) devices. The vast majority of the monies raised since the Company’s acquisition of CA MEMS have been utilized to fund CA MEMS’s acquisition and development of new technologies.

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

Bott is a stocking distributor for various lines of industrial pumps, valves and instrumentation such as those utilized in CA MEMS’s IFS and blending skid systems. Bott specializes in the construction of aviation and refueling systems, including, but not limited to, helicopter refueling systems on oil rigs throughout the world. Bott also constructs refueling systems for commercial marine vessels. Bott’s customers include chemical plants, refineries, power plants and other industrial applications. Bott utilizes a combination direct sales force as well as commissioned sales representatives to market and distribute its products.

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

We are presently in the process of integrating and improving our subsidiaries, which we believe will promote efficiency and lower operating costs. While each of our subsidiaries will remain a separate operating entity, we intend to optimize the resources of each. CA MEMS’ primary responsibility will be to design and engineer new products and systems for the energy sector. It is anticipated that Bott will supply component parts for these systems, which will be assembled in Texas under CA MEMS’ supervision. We have already transferred our IFS and other technology to Texas in order to establish lines of communication and a working relationship. We also anticipate that once we obtain the necessary funding, the symbiotic relationship between our subsidiaries will allow us to engineer, design, and partially construct ethanol plants for our current and future Canadian joint ventures.

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

MEMS USA, INC. (Registrant)

Date: May 31, 2006	By:	/s/ James A. Latty
Name: James A. Latty
Title: Chief Executive Officer