Form 10QSB
period 2006-06-30
MEMS USA INC
filed 2006-08-14
CIK 23778

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

The number of shares of the common stock outstanding as of August 11, 2006 was 20,852,327.

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




                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                      INDEX
                                                                        PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         o Consolidated Balance Sheets as of June 30, 2006
             and September 30, 2005                                           3

         o Consolidated Statements of Operations (unaudited)
             for the three and nine months ended June 30, 2006 and 2005       4


         o Consolidated Statements of Cash Flows (unaudited)
             for the nine months ended June 30, 2006 and 2005                 5

         o Consolidated Statement of Equity (unaudited) as
             of June 30, 2006                                                 6

         o Notes to Consolidated Financial Statements
            (unaudited)                                                   7 - 20

Item 2.  Management's Discussion and Analysis or Plan of Operation       20 - 27

Item 3.  Controls and Procedures                                              27

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   27

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         28

Item 3.   Defaults upon Senior Securities                                     30

Item 4.   Submission of Matters to a Vote of Security Holders                 30

Item 5.   Other Information                                                   30

Item 6.   Exhibits                                                            31

Signatures                                                               32 - 35


ITEM 1 --   FINANCIAL STATEMENTS
                                        MEMS USA, INC.
                                 CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)       Audited
                              A S S E T S                     June 30, 2006    September 30,
Current Assets:                                                                    2005
                                                              -------------    -------------
   Cash and cash equivalent                                   $     788,676    $     828,153
   Accounts receivable, net allowance for uncollectible
of $58,490 and $46,196 respectively                               1,162,173          756,840
   Inventories, net of provision for slow moving items
of $25,000 and $25,000 respectively                              12,733,677          880,370
   Other current assets                                             701,725          170,197
                                                              -------------    -------------
      Total current assets                                       15,386,251        2,635,560
                                                              -------------    -------------
Plant, property and equipment, net                                2,668,267        2,316,836
Other assets                                                        471,785          388,906

Investment in Can Am Ethanol One, Inc.                               71,765           71,765
Goodwill                                                            915,373          915,373
                                                              -------------    -------------
      TOTAL ASSETS                                            $  19,513,441    $   6,328,440
                                                              =============    =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                      $   3,143,227    $   1,395,264
   Lines of credits                                                 341,905          750,744

   Notes payable                                                    347,660               --

   Current portion of long-term debt                                 92,871           29,292

   Other liabilities                                                159,389               --

   Loans from shareholders                                          151,073               --

   Convertible loan payable                                         150,000               --
   Liability to be satisfied through the issuance of shares       1,007,776        1,111,000
                                                              -------------    -------------
      Total current liabilities                                   5,393,901        3,286,300
                                                                                     211,942
Long-term liabilities                                                41,779

Loans from shareholders                                                  --          191,600

Liability due to a legal settlement                                 307,000               --

Common shares with mandatory redemption                                  --        1,400,000

Common shares payable under terms of acquisition agreement               --          809,966
                                                              -------------    -------------
   Total Liabilities                                              5,742,680        5,899,808
Minority interests                                                1,494,269
                                                                               -------------
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares
authorized; 20,852,327 and 17,404,197 shares
respectively issued and outstanding                                  23,547           17,404
Stock subscriptions receivable                                   (2,512,850)            (250)
Additional paid in capital                                       22,939,030        5,956,931

Shares to be redeemed                                              (231,076)              --
Accumulated deficit                                              (4,142,601)      (5,545,453)

Treasury stock  (2,699,684 shares)                               (3,799,558)              --
-----------------------------------------------------------   -------------    -------------
   Total stockholders' equity                                    12,276,492          428,632
                                                              -------------    -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  19,513,441    $   6,328,440
                                                              =============    =============

 The accompanying notes are an integral part of these financial statements.


                                  MEMS USA, INC
                      Consolidated Statement of Operations
                       Three and nine months ended June 30
                                   (Unaudited)

                                                   Three months ended June 30,     Nine months ended June 30,
                                                       2006           2005           2006             2005
                                                  ------------    ------------    ------------    ------------

Revenues                                          $  2,029,431    $  1,878,580    $  7,171,362    $  6,757,819

Cost of revenues                                     1,554,914       1,558,758       5,585,009       5,018,238
                                                  ------------    ------------    ------------    ------------
Gross profit                                           474,517         319,822       1,586,353       1,739,581


Selling, general and administrative expenses         1,161,641       1,090,010       3,837,378       3,446,593
                                                  ------------    ------------    ------------    ------------
Loss from operations                                  (770,188)     (2,251,025)     (1,707,012)       (687,124)


Other income (expense)                                 (18,385)          3,121         (52,888)          6,222

Income due to legal settlement                              --              --       3,703,634              --

Loss attributable to minority interest                   3,133              --           3,133              --
                                                  ------------    ------------    ------------    ------------
Net income (loss)                                 $   (702,376)   $   (767,067)   $  1,402,854    $ (1,700,790)
                                                  ============    ============    ============    ============

Net income (loss) per share, basic and diluted:
Weighted average number of shares outstanding,
basic                                               19,849,572      17,240,840      19,026,161      16,102,581
Net income (loss) per share, basic                $      (0.04)   $      (0.04    $       0.07    $      (0.11)
                                                  ============    ============    ============    ============
Weighted average number of shares outstanding,      19,849,572      17,240,840      20,700,202      16,102,581
diluted
Net income (loss) per share, diluted              $      (0.04)   $      (0.04)   $       0.07         % (0.11
                                                  ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                       MEMS USA, INC.
            CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED JUNE 30
                         (UNAUDITED)


                                                                        2006             2005
                                                                    ------------    ------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Net income (loss)                                                $  1,402,854    $ (1,700,790)
Adjustments  to  reconcile  net  income  (loss)  to net
cash  used in  operating activities:
   Depreciation                                                          173,855         109,157
   Common stock issued for services                                      319,677          25,000

   Income due to legal settlement                                     (3,703,634)             --
Change in assets and liabilities:
   Accounts receivable                                                  (405,333)        164,779
   Inventories                                                       (11,853,307)        (63,484)
   Other current assets                                                 (531,528)       (105,306)
   Accounts payable and accrued expenses                               1,747,962         297,196

   Lines of credit                                                            --        (100,612)

   Current portion of long-term debt                                          --         (21,439)

   Other current liabilities                                             159,390              --
                                                                    ------------    ------------
      Total adjustments                                              (14,092,918)        305,291
                                                                    ------------    ------------
      Net cash used in operating activities                          (12,690,064)     (1,395,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (525,287)        (39,428)

   Cash balance net of payments for purchase of Bott and Gulfgate             --           5,073
   Common stock issued for cash                                        2,643,631

   Other assets                                                          (82,878)             --
      Net cash (used in) provided by investing activities               (608,165)      2,609,276

CASH FLOWS FROM FINANCING ACTIVITIES:

   Minority interest                                                   1,494,269              --

   Lines of credit                                                       (35,506)             --

   Notes payable                                                         (25,673)             --

   Current portion of long-term debt                                      63,579              --

   Liability to be satisfied through the issuance of shares                2,776              --

   Loan from shareholders                                                (40,527)          5,000
   Payment on long term liabilities                                      (20,163)        (47,119)

   Purchase of shares pursuant to acquisition of subsidiaries            (20,000)             --

   Underwriting related to issuance of shares                            (97,316)             --

   Investment in HEO                                                  10,284,435              --

   Common stock issued for cash                                        1,652,878              --

   Common stock payable under terms of acquisition agreement                  --        (809,966)
                                                                    ------------    ------------
      Net cash provided (used) by financing activities                13,258,752        (852,085)
                                                                    ------------    ------------
Net increase in cash and cash equivalents                                (39,477)        361,692
Cash and cash equivalents, beginning of period                           828,153          26,439
                                                                    ------------    ------------
Cash and cash equivalents, end of period                            $    788,676    $    388,131
                                                                    ============    ============

Supplemental disclosure of cash flow information:
Income taxes paid                                                   $     29,354    $         --
                                                                    ============    ============
Interest paid                                                       $    137,332    $     27,882
                                                                    ============    ============

Supplemental disclosure of non-cash financing activities:
Common stock (including $1,400,000 of shares subject to mandatory   $    809,966    $  3,059,966
redemption factor) issued for acquisition of Bott and Gulfgate
                                                                    ============    ============
Common stock issued for services                                    $    319,677    $     12,500
                                                                    ============    ============


 The accompanying notes are an integral part of these financial statements.


                          MEMS USA
              Consolidated Statement of Equity
                         (Unaudited)


BALANCE AS OF SEPTEMBER
30, 2005                  $     17,404    $       (250)   $  5,956,932    $         --    $ (5,545,454)   $    428,632
Common stock issued for
service                            229                         319,448                                         319,677
Common stock issued for
cash received in prior
year                               129                         105,871                                         106,000
Common stock issued for
cash received                    2,014                       1,650,864                                       1,652,878
Shares to be redeemed
due to legal settlement       (231,076)                                       (231,076)
Common stock issued
pursuant to terms of
acquisition                        371         809,595                                         809,966
Common stock issued for
subscriptions
receivable                       3,400      (2,512,600)      2,509,200
Canceled put option
related to acquisition
of Texas subsidiaries                                        1,400,000                                       1,400,000
Investment in HEO                                           10,284,435                                      10,284,435
Treasury stock from-
legal settlement                            (3,799,558)     (3,799,558)

Underwriting fees                                              (97,316)                                        (97,316)
Net income for the nine
months                                                                                       1,402,854       1,402,854
                          ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AS OF JUNE 30,
                   2006   $     23,547    $ (2,512,850)   $ 22,707,953    $ (3,799,558)   $ (4,142,600)   $ 12,276,492
                          ============    ============    ============    ============    ============    ============



 The accompanying notes are an integral part of these financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:
(1)      COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF BUSINESS:


         The Board of Directors of California MEMS USA, Inc., a California corporation ("CA MEMS"), a wholly owned subsidiary of MEMS USA, Inc. Nevada, voted in 2006 to amend CA MEMS' Articles of Incorporation changing its name to "Convergence Ethanol(TM) Corp."


         MEMS USA, Inc., (the "Company") was incorporated in Nevada in 2002. MEMS USA/Convergence Ethanol Corporation is a California-based developer of bio-renewable energy projects and provider of professional engineered systems to the energy industry. The Company is comprised of three wholly owned subsidiaries, California MEMS USA, Inc., ("CA MEMS") a California corporation, Bott Equipment Company, Inc. ("Bott") and Gulfgate Equipment, Inc. ("Gulfgate").

         The Company's mission is to support the energy industry in producing cleaner burning fuels. Each of the three company has a specific eco-energy focus: (1) development of a woodwaste to bio-renewable fuel-grade alcohol/ethanol project (2) selling engineered products; and
         (3) engineering, fabrication and sale of eco-focused energy systems. ISO 9001:2000-certified, operating divisions have served customers throughout the energy sector since 1952.

         SUBSIDIARIES:


         MEMS  USA  has  three  wholly-owned   subsidiaries;   Gulfgate,   Bott,
         California Mems, and hold majority interest of Hearst Ethanol One. The business of the subsidiaries is listed below.

         GULFGATE

         Gulfgate engineers, designs, fabricates and commissions eco-focused energy systems including particulate filtration equipment for the oil and power industries. Gulfgate also makes and sells vacuum dehydration and coalescing systems that remove water from hydrocarbon oils. Gulfgate maintains and operates a rental fleet of filtration and dehydration systems.


         BOTT
Bott is a stocking distributor for premier lines of industrial pumps, valves and instrumentation. Bott specializes in the construction of aviation refueling systems for helicopter refueling on oil rigs throughout the world. Bott and Gulfgate have a combined direct sales force as well as commissioned sales representatives that sell their products. Both Bott and Gulfgate earned ISO 9001:2000 certification and are qualified international vendors to the oil and gas industries.

         HEARST ETHANOL ONE - A PROJECT TO PRODUCE BIO-RENEWABLE FUEL-GRADE ALCOHOL/ETHANOL FROM WOODWASTE

The Company is currently developing a project that is expected to produce 120 million gallons a year of bio-renewable fuel-grade alcohol/ethanol. In December 2005, the Company incorporated Hearst Ethanol One, Inc., a Federal Canadian Corporation ("HEO"). HEO, which owns 850 acres in Hearst, Ontario, Canada and nearly 2 million metric tons of woodwaste, is the Company's first bio-renewable energy project.

HEO is building an ecologically sound woodwaste refinery to produce bio-renewable, fuel-grade alcohol or ethanol. Organic woodwaste (organic chips or fiber), the raw material for fuel-grade alcohol/ethanol, is an overabundant waste stream of the Canadian forest products industries. The refinery will use modern catalytic processing, as used in oil refineries, to synthetically convert organic woodwaste into fuel-grade alcohol or ethanol. This convergence of technologies will enable the continuous production of bio renewable fuel-grade alcohol in high volume, at low cost. Currently, HEO is 87.3% owned by MEMS USA, Inc.

Fuel-grade  alcohol/ethanol  is the world's most used  alternative  liquid fuel.
         Worldwide demand is more than double production capacity and grows at over 25% per year. Next years market for fuel-grade alcohol/ethanol in Canada is eight times greater than last year's production capability.

The Province of Ontario has mandated that all motor gasoline sold in Ontario must contain at least 5% ethanol by 2007, with the goal of 10% by 2010, providing an assured market for fuel-grade alcohol/ethanol. HEO has invested over 17 million to date to develop HEO, including expenses for the purchase of 850 acres in Hearst, Ontario, obtaining construction permits, acquiring a quarry for construction aggregate and the purchase of a woodwaste repository containing nearly 2 million tons of woodwaste. Woodwaste on site is sufficient supply to be able to run the plant for two years or for production of 240 million gallons of fuel-grade alcohol/ethanol.

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


         STOCK BASED COMPENSATION:

         Pro forma information regarding net loss and loss per share, pursuant to the requirements of SFAS 123, as amended by FAS 148 Accounting For Stock-Base Compensation Transaction and Disclosure - An Amendment to FAS-123, for the nine months ended June 30, 2006 and 2005 are as follows:


                                                                                        2006                2005
                                                                                 -----------------   ----------------
         Net income (loss), as reported                                          $     $1,424,391       $ (1,700,790)
         Deduct:
         Total stock-based employee compensation expenses determined under the fair value Black-Scholes method with a 129%  and 80% volatility at June 30, 2006 and 2005 respectively and a 6% and 3% respectively
         risk free rate of return assumption                                             (29,911)            (97,826)
                                                                                 -----------------      --------------
         Pro forma net income (loss)                                             $    $ 1,394,480       $ (1,798,616)
                                                                                 =================      ==============
         Income (loss) per share:
         Weighted average shares, basic                                                19,026,161          16,102,581
         Basic, pro forma, per share                                             $           0.07       $      (0.11)
                                                                                 =================      ==============
                                                                                 =================      ==============
         Weighted average shares, diluted                                              20,700,202          16,102,581
         Diluted, pro forma, per share                                           $           0.07       $      (0.11)
                                                                                 =================      ==============

         INTERIM FINANCIAL STATEMENTS:


         The accompanying unaudited consolidated financial statements for the nine months ended June 30, 2006 and 2005 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2005 included in the Company's 2005 Annual Report.

         GOING CONCERN:


         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years ($4,121,063) and has used substantial amounts of working capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern. We will continue our attempts to raise additional cash through debt or equity financings in 2006 in order to meet our working capital requirements.


(2)      BUSINESS ACQUISITION:


         On October 26, 2004 ("Closing Date"), the Company consummated the purchase of 100% of the outstanding shares of each two Texas corporations, Bott Equipment Company, Inc. ("Bott") and Gulfgate Equipment, Inc. ("Gulfgate"), each effective October 1, 2004, from their president and sole shareholder, Mr. Mark Trumble.


         Under the terms of the stock purchase agreement, the Company acquired 100% of the shares of Bott and Gulfgate from Mr. Trumble for $50,000 in cash and 1,309,677 shares of the Company's common stock.


         752,688 shares of the shares issued to Trumble were subject to a one time put. On or about October 26, 2005, Mr. Trumble exercised this put. Under the terms of the put, Trumble elected to exchange all of the 752,688 shares for an amount equal to $1.86 per share (which is the average price of the Company's stock on the OTC BBC for the thirty trading days comprising September 13, 2004 through October 22, 2004) times the number of shares exchanged by Trumble pursuant to the put. The Company had sixty (60) days from the date of exercise to pay off any sums due thereby. An extension for payment of the put was negotiated between Mr. Trumble and the Company. The Company's performance under the terms of the put is secured by second deeds of trust with vendors' liens in favor of Trumble on certain parcels of the Companies' Texas real estate.


         The 752,688 shares subject to the put, have been properly treated as a $1.4 million liability, pursuant to Statement of Financial Accounting Standards no. 150 (SFAS 150) Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity until the terms of the put expire.


         The Company agreed to create an employee stock option plan for its employees and those of its affiliates, including Bott and Gulfgate. In connection with said plan, the Company agreed to file Registration Statement Form S-8 under The Securities Act of 1933 (securities to be offered to employees in employee benefit plans) within 30 days of the Closing Date. The Company had also agreed that it would issue Trumble an additional 123,659 shares of the Company's restricted stock if it failed to achieve this milestone. The Company filed the Form S-8 Registration Statement within 30 days of the Closing Date thereby achieving this milestone and avoiding the issuance of penalty shares to Mr. Trumble.


         The Agreement also provided that Trumble would personally introduce the Company's officers and representatives to five (5) qualified Texas bankers and that the Company will utilize its best efforts to remove Trumble's name as guarantor from the Bott and Gulfgate lines of credit (See notes 7 and 8) within 90 days of the fifth introduction. The Company agreed that it will issue Trumble an additional 370,977 shares of restricted stock should it fail to achieve this milestone. Mr. Lawrence Weisdorn, Mr. Daniel Moscaritolo and Dr. James Latty have also agreed to join Trumble as guarantors on the Bott and Gulfgate credit lines. Mr. Weisdorn joined Trumble as guarantor on the Bott and Gulfgate credit lines in or around mid-November 2004. Mr. Moscaritolo and Dr. Latty have agreed to join as guarantors should the Company fail to recognize the milestone of removing Trumble's name as guarantor from the existing credit lines within the specified time period. As of the date of this report, only four qualified personal introductions have occurred. Thus, the 90 day milestone has not been triggered. The Company is committed to removing Mark Trumble as guarantor from the existing lines of credit and has submitted applications for credit lines with a number of financial institutions.


         In October 2004, the Company agreed to secure a best efforts underwriting commitment letter from a qualified investment banker within 45 days of the Closing Date to raise a minimum of $2 million in equity capital. An additional 123,659 shares of the Company's restricted stock were to be issued to Trumble should the Company fail to achieve this milestone. The Company obtained a commitment letter within 45 days of the Closing Date thereby achieving this milestone and avoiding the issuance of penalty shares to Mr. Trumble. The Company also agreed, in connection with the $2 million equity raise, that the Company would receive $2 million in gross equity funding within 120 days of the Closing Date. The Company has agreed that it will issue Trumble an additional 123,659 shares of its restricted stock should it fail to achieve this milestone. The Company did not achieve this milestone and is obligated to issue 123,659 penalty shares to Mark Trumble. During January 2006 the Company issued and delivered 123,659 penalty shares in satisfaction of its obligation to Mr. Trumble.


         Finally, the Company agreed to allow Trumble to sell 326,344 shares of his stock at a purchase price of approximately $607,000 to private parties, including a related party, Lawrence Weisdorn, Sr., the former CEO's father and a shareholder and/or Weisdorn Sr.'s assignees pursuant to a written agreement between Trumble and Weisdorn Sr. Should Trumble fail to recognize $607,000, through no fault of Trumble, the Company agreed to issue up to 494,636 shares of restricted stock to Trumble. The percentage of the Penalty Shares the Company shall issue, if any, shall be prorated in accordance with any monies received by Trumble during the 60-day period. It is further understood that the penalties were subject to the following schedule: (1) Trumble shall have recognized at least $75,000 within 15 days of the Closing Date or he shall receive up to 61,829 Penalty Shares; (2) Trumble shall recognize an additional $75,000 within 30 days of the Closing Date or he shall receive up to an additional 61,829 Penalty Shares; (3) Trumble shall recognize an additional $150,000 within 45 days of the Closing Date or he shall receive up to an additional 123,659 Penalty Shares; and (4) Trumble shall recognize an additional $307,000 within 60 days of Closing Date or he shall receive up to an additional 247,318 Penalty Shares. Each milestone is to be calculated as a stand-alone event. The obligations of items 1, 2, and 3 were met which avoided the associated penalty shares. All of the above Penalty Share calculations shall be subject to a pro-rata offset for monies received that fall short of the indicated milestones.


         On December 15, 2005, the Company assumed Weisdorn Sr.'s obligation to purchase 165,054 shares from Mr. Trumble at $1.86 per share, which constituted the remainder of Weisdorn, Sr.'s obligation to purchase such shares pursuant to the written agreement referenced in the paragraph above. During the first quarter of fiscal year 2005, the Company, in order to avoid the issuance of 61,829 penalty shares, paid $75,000 directly to Mr. Trumble. The Company has received approximately $39,000 of the $75,000 from Mr. Weisdorn Sr. The Company has recorded this payment as a reduction to additional paid-in capital.


         Mr. Trumble did not recognize $307,000 within 60 days of the closing date. As a result, the Company was obligated to issue 247,318 penalty shares to Mr. Trumble. During January 2006 the Company issued and delivered 247,318 penalty shares in satisfaction of its obligation to Mr. Trumble. Additionally, the covenant to remove Mr. Trumble from the lines of credit remains and may require us to issue up to 370,977 additional penalty shares in the event that we fail to satisfy that remaining covenant. Effective May 8, 2006, the Company and Mr. Trumble amended the original Stock Purchase Agreement dated October 26, 2004 (the "SPA") and agreed, among other things, to issue 60,000 shares to Mr. Trumble in full and final satisfaction of all claims that Trumble has or may have to additional shares of the Company's common stock as a result of any breach of, or failure to meet a milestone under the SPA.


         FIRST AMENDED STOCK PURCHASE AGREEMENT WITH MARK TRUMBLE


         Effective May 8, 2006, the Company and its officers entered into a First Amended Stock Purchase Agreement and Release ("Agreement") with Mark Trumble, amending that certain Stock Purchase Agreement dated September 1, 2004 (the "SPA"), pursuant to which the parties agreed to, among other things, Trumble agreed to release the Company from its obligations under the put, including any obligation to make the Interest Payment or to pay interest on any sum whatsoever, and shall release any security interest he claims in the real estate owned by Gulfgate and/or Bott, and the Company, within 60 days, shall secure a funding commitment in which Trumble shall be paid the sum of $307,000 at the time of the closing of the funding. This sum shall be used to purchase 165,053 shares of the common stock of the Company from Trumble at the price of $1.86 per share. The Company shall also pay from the funding all amounts of bank or other indebtedness owed by the Company, Bott or Gulfgate, which is personally guaranteed by Trumble. The Company shall issue Trumble, upon closing of the funding, 60,000 shares of the Company's common stock. This additional issuance of shares of the common stock of the Company shall be in full and final satisfaction of all claims that Trumble has or may have to additional shares of the Company's common stock as a result of any breach of, or failure to meet a milestone under, the SPA. As of the date of this report the Company has not secured a funding commitment and is currently negotiating an extension of the Agreement to August 2006. See Subsequent Events.


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


         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.


         Current assets                                     $        1,826,720
         Plant, property, and equipment, net                         2,237,749
                                                            -------------------
         Total assets acquired                                       4,064,469
         Total liabilities assumed                                  (1,827,942)
                                                            -------------------
         Net assets acquired                                         2,236,527
         Excess costs over fair value                                  915,373
                                                            -------------------
         Total purchase price                               $        3,151,900
                                                            ==================


         The $3,151,900 purchase price was comprised of the following:

         Cash                                               $           50,000
         Common Stock (370,977 penalty shares)                         809,965
         Common Stock (1,309,677 shares)                             2,291,935
                                                            ------------------
Total purchase price                                        $        3,151,900
                                                            ==================

(3)      INVENTORIES:


         Inventories consist of finished goods of $590,396 and $502,430 at June 30, 2006 and September 30, 2005 respectively; and work in process in the amount of $773,887 and $402,940 respectively.


(4) PLANT, PROPERTY AND EQUIPMENT:

         A summary at June 30, 2006 and September 30, 2005 are as follows:


                                               2006                 2005
                                        -------------------    ----------------
Land                                    $          502,000     $       502,000

Buildings and improvements                       1,073,000           1,073,000
Furniture, machinery and equipment               1,014,505             769,590
Automobiles and trucks                              47,508             180,652
Leasehold improvement                               82,879              79,105
                                        -------------------    ----------------
                                                 2,719,892           2,604,347
Less accumulated
depreciation                                     (454,221)           (287,511)
                                        -------------------
                                                               ----------------
                                        $      $ 2,265,671     4     2,316,836
                                        ===================    ================

         Depreciation expense charged to operations for nine months and three months ended June 30, 2006 and 2005 were $173,855 and $58,207; and $109,157 and $47,535 respectively.


(5)      INVESTMENTS IN HEARST ETHANOL ONE, INC.:


         HEARST ETHANOL ONE INC. AGREEMENT:


         On April 21,  2006,  Hearst  Ethanol  One,  Inc.,  a  Federal  Canadian
         corporation ("HEO"), a majority-owned subsidiary of Registrant, completed the acquisition of approximately 850 acres of real property, together with all biomass material located thereon (approximately two million tons of woodwaste), located in the Township of Kendall, District of Cochrane, Canada (cumulatively, the "Property"), from C. Villeneuve Construction Co. LTD., a Canadian Corporation ("Villeneuve"), as provided under that agreement to purchase these assets earlier reported in Registrant's 8-K dated December 27, 2005 (the "Agreement"). The Property was purchased to provide the site and the biomass material for the construction and operation of a 120,000,000 gallon per year bio-renewable woodwaste-to-fuel-grade alcohol/ethanol refinery to be owned by HEO and designed, built and managed by Convergence Ethanol, Inc. aka, CA MEMS, a subsidiary of Registrant. The on-site inventory of biomass is sufficient for 1.5
         years   of   production   or   180,000,000    gallons   of   fuel-grade
         alcohol/ethanol.


         Pursuant to the provisions of the Agreement, HEO issued ten point five percent (10.5%) of HEO's common shares to Villeneuve as consideration for the transfer of the Property. At the close of the transaction, Registrant owned 87.3% of the common stock of HEO.

         Pursuant to a Memorandum of Understanding entered I

         nto on April 20, 2006 between HEO and Villeneuve to clarify the Agreement, Villeneuve shall be entitled to one member of HEO's board of directors for so long as Villeneuve is at least a ten percent (10%) shareholder of HEO. As of the date of this report HEO has incurred $129,000 for environmental certificates and legal expenses.

         HEARST ETHANOL ONE INC. VALUATION:


         The Company engaged an independent market and investment research firm, based in Toronto, Canada, to appraise the assets owned by HEO. The research firm specializes in the forest products industry including timber utilization, fiber processing, and market research.

         The market research firm carried out two separate preliminary valuations of HEO: a residual property and biomass/woodwaste replacement valuation and a separate valuation of the biomass/woodwaste using a "fuel oil avoided cost" method. The residual valuation provides a value of the woodwaste on a disposal basis with no future ethanol refinery planned. The "fuel oil avoided cost" valuation provides a value of the biomass to a future ethanol refinery. The Company has included the most conservative of the two appraisal methods and that value is included in the consolidated financials statement for June 30, 2006. The preliminary valuation based on the residual property valuation and the replacement value of the biomass on the HEO site is US $11,781,725.

         A number of assets of HEO that have not been included in this initial preliminary valuation including but not limited to: standing timber value, gross merchantable mature timber on site, the non-merchantable slash residual from the mature timber, and the immature and undersize wood biomass. The other tangible and intangible assets owned by HEO include: a small rock quarry (and associated mineral rights) on the property, as well as a landfill license and permits as issued by the Government of Ontario Ministry of the Environment ("MOE"). These assets will be included in the final appraisal due September 2006. In addition to the previously mentioned HEO assets, the Company has identified three additional wood waste sites in the Hearst area. These sites have not been included in this preliminary assessment and will be included in the final appraisal due September 2006.

(6)      INVESTMENTS IN CAN AM ETHANOL ONE, INC.:


         In November 2004, the Company formed a joint venture, Can Am Ethanol One, Inc. ("Can Am One"). We presently own forty-nine point three percent (49.3%) of Can Am and maintain 50% of Can Am's voting rights.


(7)      BUSINESS LINES OF CREDITS - BOTT


         Bott previously maintained three lines of credits with a bank in Houston, Texas. The credit lines were evidenced by three promissory notes, a Business Loan Agreement and certain commercial guarantees issued in favor of the bank. The material terms of these agreements follow:


         In May 2004, Bott entered into a promissory note with a bank whereby Bott could borrow up to $250,000 over a three-year term. Bott could obtain credit line advances based upon its asset base. The note required monthly payments of one thirty-sixth (1/36) of the outstanding principal balance plus accrued interest at the Bank's prime rate plus
         1.0 percent.


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

         This promissory note was finalized in December 2005, for $372,012 at a variable interest rate equal to the bank's prime rate. The note provides for five monthly principal payments of $3,092 and a final payment of the remaining principal and interest in June 2006. In June 2006 the Company negotiated an extension of the final payment to July 2006. The Company is currently renegotiating an extension of the final payment to September 2006.
         All of the foregoing promissory notes contained the following common terms: The notes specified that no advances under the notes may be used for personal, family or household purposes and that all advances shall be used solely for business, commercial, agricultural or similar purposes. Bott could draw down on the lines of credit provided that: it was not in default under the note evidencing the particular line of credit or any other agreement that it might have with the bank; it was not insolvent; no guarantor had revoked or limited the terms of his or her guarantee respecting the note; Bott used the funds available under the particular note for an unauthorized purpose; and/or the bank believed that its interests under the note are not secured. The notes provided the following limitations on the use of methods and advancements respecting the credit line, and the bank may not honor requests for additional advances if: the requested advance would cause the amounts requested under the particular note to exceed its initial limit; Bott's checks or bank cards relating to the credit line are reported lost or stolen; the note is in default; or the amount requested is less than allowed under the note. The notes permit prepayment of all or part of the outstanding balances without penalty. The Agreements and Notes are secured by the inventory, chattel paper, accounts receivable and general intangibles. The Agreements and Notes are also secured by the personal performance guarantees of Mr. Mark Trumble and Mr. Lawrence Weisdorn (Commercial Guarantees). The Commercial Guarantees require the guarantors to assure that all payments due under the Notes are timely made or to make such payments. All amounts related to Bott's outstanding promissory notes totaled $347,660 and $555,028 on June 30, 2006 and September 30, 2005
         respectively.


(8)      BUSINESS LINE OF CREDIT - GULFGATE:

         In June 2002, Gulfgate executed a promissory note ("Note") with a bank that allowed Gulfgate to borrow up to $200,000 at an interest rate equal to the bank's prime rate, or a minimum interest rate of 5.00% per annum, whichever was greater. Gulfgate could draw down on the line of credit provided: that it was not in default on this Note or any other agreement that it might have with the bank; it was not insolvent; no guarantor revoked or limited the terms of his guarantee; the Borrower used the funds available under the Note for an unauthorized purpose (i.e., other than for a business purpose without first obtaining the bank's written consent); and /or the bank believed that its interests are not secured. The Note provided the following limitations on the use of methods and advancements respecting the credit line, and the bank may not honor requests for advances if: the requested advance would cause the amounts requested under the Note to exceed $200,000;
         Gulfgate's checks or bank cards relating to the credit line are reported lost or stolen; the Note was in default; or the amount requested is less than allowed under the Note. The Note provided for monthly payments of all accrued unpaid interest due as of the date of each payment. The Note remains in force and effect until the bank provides notice to Gulfgate that no additional withdrawals are permitted (Final Availability Date). Thereafter, payments equal to either $250 or the outstanding interest plus one percent of the outstanding principal as of the Final Availability Date are due monthly until the Note is repaid in full. The Note allows for prepayment of all or part of the outstanding principal or interest without penalty. The
         Note is secured by Gulfgate's accounts with the bank, and by Gulfgate's inventory, chattel paper, accounts receivable, and general intangibles. The Agreement is also secured by the performance guarantees of Mr. Mark Trumble, Mr. Lawrence Weisdorn and the Company. The personal guarantees require the guarantors to assure that all payments due under the Note are timely made or to make such payments. Amounts outstanding at June 30, 2006 and September 30, 2005 totaled $178,719 and $195,716 respectively.

(9) LIABILITY TO BE SATISFIED THROUGH THE ISSUANCE OF SHARES

         The Company sold 670,000 shares of its common stock for $1,005,000 via a private placement offering through SW Bach & Company, a New York securities dealer. The Company anticipates satisfying its private placement obligations through issuance of common stock to shareholders as soon as the Company completes its SB-2 registration with the Securities & Exchange Commission. Additional details concerning this transaction may be found in the Company's Form 10-KSB report filed February 2, 2006 (Sales Agency Agreement) which is hereby incorporated by reference.
         The Company sold 1,552,900 shares of its common stock for $1,273,378 via another private placement offering from February through May 2006. The Company satisfied its obligations through issuance of common stock to shareholders in June 2006.

(10)     LONG-TERM DEBTS AND OTHER LIABILITIES:


         PROMISSORY NOTES:

         In May 2003, Bott executed a promissory note with a bank in the amount of $26,398 at an interest rate equal to four point fifty five percent (4.55%) for a vehicle purchase. The term of the note is for fifty-nine
         (59) months at $494 per month. Balance outstanding at June 30, 2006 and September 30, 2005 were $11,385 and $15,004 respectively.

         MORTGAGE:

         On May 31, 2002, Gulfgate entered into a $140,000 promissory note ("Note") with a bank in connection with the refinancing of Gulfgate's real estate. The Note bears a fixed interest rate of seven percent (7.00%) per annum. The Loan provided for fifty-nine monthly payments of $1,267 due beginning July 2002 and ending June 2007. The Note may be prepaid without fee or penalty and is secured by a deed of trust on Gulfgate's realty. Gulfgate is required under the terms of a separate agreement to provide replacement value fire and extended coverage insurance having a $2,500 deductible. Balance outstanding at June 30, 2006 and September 30, 2005 were $17,883 and $58,934 respectively.


         LOANS FROM SHAREHOLDERS:

         Daniel K. Moscaritolo, COO and Director, and James A. Latty, CEO and Chairman, ("Lenders") each loaned the Company $105,800; $95,800 of which were received in September 2005, and $10,000 received in October 2005 (collectively $211,600). The transactions are evidenced by two notes dated November 1, 2005 (hereinafter, "Notes"). The terms of the Notes require repayment of the principal and interest, which accrues at a rate of ten percent (10%) per annum on May 1, 2006. Currently, the Notes are still outstanding. The Notes are accompanied by Securities Agreements that grant the Lenders a security interest in all personal property belonging to the Company, as well as granting an undivided 1/2 security interest in all of the Company's right title and interest to any trademarks, trade names, contract rights, and leasehold interests.

         FINANCING LEASE AGREEMENTS:

         In September 2002, Gulfgate entered into a non-cancelable debt financing agreement ("Agreement") with the bank's leasing corporation for the financing of certain equipment and a paint booth. The Agreement calls for the payment of forty-eight (48) monthly installment payments of $1,556 beginning September 2002 at the interest rate of 6.9% per annum. Balance outstanding at June 30, 2006 and September 30, 2005 were $4,624 and $17,988 respectively.


         CONVERTIBLE LOAN PAYABLE:

         In September 2004, the Company entered into a convertible loan with an investor. The principal amount of the convertible loan payable is $150,000 at an interest rate of 8% per annum paid quarterly. The loan is convertible into common stock at any time within two (2) years (24 months) starting September 3, 2004 at the conversion price of $2.20 or 68,182 shares. Each share converted entitles the holder to purchase one additional share of stock at an exercise price of $3.30 within the ensuing 12 months. If at the end of September 2006 the loan has not been converted into common stock, the principal amount becomes due and payable. To date, the loan has not been converted.

(11)     RESIGNATION OF EXECUTIVE OFFICER AND BOARD MEMBER:


         On October 17, 2005, the Company and its officers filed a complaint against Lawrence Weisdorn, Jr. ("Weisdorn), the Company's former Chief Executive Officer and Chairman of the Board of Directors, Lawrence Weisdorn, Sr. ("Weisdorn Sr." and together with Weisdorn, the "Weisdorn Parties"), Nathan Drage ("Drage") and Drage related parties in the Superior Court of the State of California for Los Angeles County, alleging claims for, among other things, breaches of Nevada and federal law and breach of fiduciary duty (the "Action"). The Company's claims were based in substantial part on allegations of the unauthorized issuance of shares of the Company's predecessor's common stock in December 2003, prior to the reverse acquisition and merger with CA MEMS, which was finalized in February 2004. The Company sought an injunction preventing the Weisdorn Parties and Drage and his related parties from selling or transferring any of the shares of the Company's common stock issued in December 2003, the return of the shares to the Company for cancellation and monetary damages.


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


         On December 15, 2005, the Company and its officers entered into a Settlement Agreement and Release with the Weisdorn Parties and other Weisdorn related parties, effective as of July 1, 2005 (the "Settlement Agreement"), pursuant to which the parties agreed to, among other things, dismiss the Action as it related to the Weisdorn Parties, dismiss the Weisdorn Counterclaim, mutually release all claims and mutually indemnify the other parties from certain claims. Weisdorn also agreed to deliver a letter of resignation to the Company, confirming his resignation as Chief Executive Officer and Chairman of the Board of Directors of the Company as of June 25, 2005 and clarifying and confirming the terms of his separation from the Company. The Weisdorn Parties and other Weisdorn related parties further agreed to deliver to the Company all shares or rights to shares of the Company's common stock owned by such parties. The net stock returned to the Company by the Weisdorn parties was 2,699,684 shares, not including 670,000 shares of the Company's common stock to be held by the Company in an account for the benefit of the Weisdorn Parties (the "Retained Stock"), which Retained Stock will be sold for the benefit of the Weisdorn Parties pursuant to the terms set forth in the Settlement Agreement. The Company has the option to purchase any portion of the Retained Stock at a price determined according to the terms of the Settlement Agreement. The Company also agreed to assume the obligations of the Weisdorn Parties to purchase certain shares of the Company's common stock from Mark Trumble, and the Weisdorn Parties assigned to the Company their interests in their rights, if any, purchase such shares (the Trumble Claims).


         The Settlement Agreement did not in any way affect claims brought in the Action by the Company and its officers against Drage and the Drage-related entities. However, on January 13, 2006, Drage and Adrian Wilson verbally agreed to a settlement in principle with the Company, which the parties have memorialized. In connection with the verbal agreement to a settlement, the Company and its officers filed a Request for Dismissal without prejudice of all claims against Drage and the Drage-related entities on January 13, 2006.


(12)     INCOME FROM LEGAL SETTLEMENT:


         On December 15, 2005, the Company and its officers entered into a Settlement Agreement and Release with the Weisdorn Parties and other Weisdorn related parties, effective as of July 1, 2005 (the "Settlement Agreement"), pursuant to which the Weisdorn Parties and other Weisdorn related Parties agreed to deliver to the Company all shares or rights to shares of the Company's common stock owned by such parties. The net common stock returned to the Company by the Weisdorn parties and other Weisdorn related parties was 2,699,684 shares. See note 11 for additional details.


         The fair value of 2,669,684 shares of the Company's common stock at December 15, 2005 was $3,779,558. The per share closing price of the Company's stock at December 15, 2005 was $1.40.


         ASSIGNMENT OF THE TRUMBLE CLAIMS:


         The Company and the Weisdorn Parties further agreed the Weisdorn Parties, and each of them; assigned to the Company any and all rights or interest they, or any of them, have in or to the Trumble Claims. On December 15, 2005, the Company assumed Weisdorn Sr.'s obligation to purchase 165,054 shares from Mr. Trumble at $1.86 per share for a total liability of $307,000. The fair value of this obligation at December 15, 2005 is $231,076 (165,054 shares at $1.40 per share) with the difference charged to other income ($75,924).



 (13)    PRIVATE PLACEMENT OF SECURITIES:


         On November 10, 2005, the Company entered into a stock purchase agreement with Mercatus & Partners, Limited, a private limited company of the United Kingdom ("Mercatus Limited"), for the sale of 1,530,000 shares of the Company's common stock for a minimum purchase price of $0.73 per share (the "SICAV One Agreement), and another stock purchase agreement with Mercatus Limited also for the sale of 1,530,000 shares of the Company's common stock for a minimum purchase price of $0.73 per share (the "SICAV Two Agreement" and together with the SICAV One Agreement, the "SICAV Agreements"). The shares offered and sold under the SICAV Agreements were offered and sold pursuant to a private placement that is exempt from the registration provisions of the Securities Act. Pursuant to the terms of the SICAV Agreements, the Company issued and delivered an aggregate number of 3,060,000 shares of the Company's common stock within five days of the execution of the respective SICAV Agreements to a custodial lock box on behalf of Mercatus Limited for placement into two European SICAV funds. The SICAV Agreements provided Mercatus Limited with up to 30 days after the delivery of the shares of the Company's common stock to issue payment to the Company. If the Company did not receive payment for the shares within 30 days of the delivery of the shares the Company had the right to demand the issued shares be returned. The Company has not yet received payment for the shares issued pursuant to the SICAV Agreements.


         On November 12, 2005, the Company also entered into another private stock purchase agreement with Mercatus Limited for the sale of 170,000 shares of the Company's common stock for a minimum purchase price of $0.82 per share (the "Private SICAV One Agreement") and another private stock purchase agreement with Mercatus Limited also for the sale 170,000 shares of the Company's common stock for a minimum purchase price of $0.82 per share (the "Private SICAV Two Agreement" and with the Private SICAV One Agreement, the "Private SICAV Agreements"). The shares offered and sold under the SICAV Agreements were offered and sold pursuant to a private placement that is exempt from the registration provisions of the Securities Act. Pursuant to the terms of the Private SICAV Agreements, the Company issued and delivered an aggregate amount of 340,000 shares of the Company's common stock within five days of the execution of the respective Private SICAV Agreements to a custodial lock box on behalf of Mercatus Limited for placement into a European bank SICAV fund. Subject to a valuation of the shares, Mercatus Limited had up to 30 days after the delivery of the shares of the Company's common stock to issue payment to the Company. If the Company did not receive payment within 45 days of the issuance of the shares to Mercatus LP, the Company had the right to demand the issued shares be returned. The Company has not yet received payment for the shares issued pursuant to the Private SICAV Agreements.


         In a letter to  Mercatus  dated  April 13,  2006 the  Company  declared
         Mercatus  to be in  material  breach  of  the  above  Private  Purchase
         Agreements due to non-payment, terminated the Agreements in their entirety and exercised its right to demand the return of all the shares. Mercatus has informed the Company of its intent to return all of the shares but as of the date of this report the Company has not received them. The Company is currently exploring all available options in recovering its shares.


 (14)    MATERIAL AGREEMENT:


         $1.5 MILLION CONTRACT TO BUILD AN INTELLIGENT FILTRATION SYSTEM

         In February 2006, the Company won a $1.5 million order from CDI, who is under contract with a major oil refinery in Southern California to supply filtration equipment. CDI is an engineering, procurement and construction company, based in Houston with headquarters in
         Philadelphia. The Company will supply an integrated "Intelligent Filtration System" consisting of a Smart Backflush Filtration System with an integral electronic decanting system, a carbon bed filter and an ion-exchange resin bed system. This equipment will purify the amine fluid by removing particulate, chemical contaminants, and heat stable salts to allow the amine to more effectively remove carbon dioxide and sulfur compounds during refining.

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

 (15)    SUBSEQUENT EVENTS:


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Unless otherwise indicated, all references to our company include our wholly-owned subsidiaries, MEMS USA, Inc., a California corporation currently being renamed Convergence Ethanol, Bott Equipment Company, Inc., a Texas corporation and Gulfgate Equipment, Inc., a Texas corporation as well as an equity interest in an inactive Canadian corporation, Can Am Ethanol One, Inc., a British Columbia corporation and an 87.3% equity interest in Hearst Ethanol One, Inc., a Canadian Federal corporation ("HEO").

OVERVIEW:


We are engaged in the business of developing bio-renewable energy projects and providing professional engineered systems to the energy industry. The Company's mission is to support the energy industry in producing cleaner burning fuels. Each of three company-operating divisions has a specific eco-energy focus: (1) development of a woodwaste to bio-renewable fuel-grade alcohol/ethanol project,
(2) selling engineered products; and (3) engineering, fabrication and sale of eco-focused energy systems. ISO 9001:2000-certified, operating divisions have served customers throughout the energy sector since 1952.


In October 2005, the Company acquired the two Texas corporations, Bott Equipment Company, Inc. ("Bott") and Gulfgate Equipment, Inc. ("Gulfgate"). In December 2005, the Company incorporated Hearst Ethanol One, Inc., a Canadian Federal corporation ("HEO") for the purpose of building, owning and operating a fuel-grade alcohol/ethanol production facility in Canada.

The intersection of political pressure, environmental concern and technological advancement has created a unique opportunity for rapid advancement in the alternative fuels industry. Under the leadership of James A. Latty, PhD, PE (President, CEO) and Daniel K. Moscaritolo (COO, CTO), Convergence Ethanol is currently developing a project that will enable the industry to achieve its energy goals.


Hearst Ethanol One is the Company's woodwaste to bio-renewable fuel-grade alcohol/ethanol project. It is located in Hearst, Ontario Canada at the center of a well-established forestry products industry. This project has four objectives:

      o     Create a viable alternative energy enterprise;
      o     Displace   consumption  of  fossil  fuels  with  non-greenhouse  gas
            bio-renewables; o Improve the environment; and
      o Produce bio-renewable fuel-grade alcohol/ethanol at a substantial profit.

As of June 30, 2006 the Company owns eighty-seven point three percent (87.3%) of HEO. Dr. James A. Latty and Mr. Daniel Moscaritolo are directors and officers of HEO.

We believe that technologically sound projects addressing the shortage of fuel-grade alcohol/ethanol offers a significant business opportunity in the energy sector. Throughout the world, governments, organizations and individuals are facing a shortage of fuel-grade alcohol/ethanol, the world's second largest source of liquid transportation fuels. Worldwide demand for fuel-grade alcohol/ethanol is growing at over 25% per year. In fact, current demand is more than double worldwide production capacity. One important solution for producing fuel-grade alcohol/ethanol is the conversion of abundant, low cost, non-food-grade bio-renewable materials such as woodwaste and residue. The use of these raw materials is essential to meeting worldwide demand.

We believe the market opportunity in Canada is unique. The demand for fuel-grade alcohol in Canada in 2007 will be eight times greater than the production capacity last year. In addition, the Province of Ontario has mandated that all motor gasoline sold there must contain at least 5% fuel-grade alcohol by 2007 with a 10% target by 2010.

We are developing the fuel-grade alcohol/ethanol refinery to use modern catalytic processing, as used in oil refineries, to convert forestry woodwaste into bio renewable fuel-grade alcohol/ethanol. Our management team has many years combined experience in modern catalytic processing and we are using our expertise in proven oil refinery technologies to synthetically convert this woodwaste to fuel-grade alcohol/ethanol. This convergence of technologies will enable the continuous production of fuel-grade alcohol/ethanol in high volume, at low cost. The HEO refinery will only represent a fraction of the production capacity needed in Ontario to meet the government mandate. Woodwaste, a pre-existing, concentrated, abundant waste stream of local forest industries, is a non-food raw material for making fuel-grade alcohol/ethanol -- an advantage helping to ensure consistent supply and reliable cost.

On December 21, 2005, HEO entered into a land purchase agreement with C. Villeneuve Construction Company, Ltd. C. Villenueve Construction ("Villeneuve") is a leader in the civil and general construction industries and forestry services including tree harvesting and woodwaste transport in Northern Ontario. Villeneuve has received an extensive list of awards of recognition and has built a wide variety of construction projects across Northern Ontario.


On April 21, 2006, HEO completed the acquisition of approximately 850 acres of real property, together with all biomass material located thereon (approximately one point five million metric tons of woodwaste), located in the Township of Kendall, District of Cochrane, Canada (cumulatively, the "Property"), from C. Villeneuve Construction Co. LTD., a Canadian Corporation ("Villeneuve"), as provided under that agreement to purchase these assets earlier reported in Registrant's 8-K dated December 27, 2005 (the "Agreement").


The Property was purchased to provide the site and the initial biomass material for the development of a 120,000,000-gallon per year bio-renewable woodwaste-to-fuel-grade alcohol/ethanol refinery to be owned by HEO and with development leadership provided by Convergence Ethanol, Inc. The HEO site in Ontario, Canada was selected for its excellent access to transportation and utilities as well as its abundant woodwaste reserves. Currently, HEO has exclusive access to or ownership of ten million metric tons of woodwaste enough to produce approximately 1.2 billion gallons of fuel-grade alcohol/ethanol. Pursuant to the provisions of the Agreement, HEO issued ten point five percent (10.5%) of HEO's common shares to Villeneuve as consideration for the transfer of the Property.


We estimate that the fuel-grade alcohol/ethanol plant will require approximately $320 million in capital. The Company's development team, headquartered in Westlake Village, CA, will be entering into contracts with HEO for development and supervision of the project.


HISTORY AND OPERATIONS

CA MEMS USA/Convergence Ethanol was incorporated in November 2000. We are engaged in the development of energy projects and providing professional engineered systems to the energy industry. We have been supporting the energy sector with engineered equipment and systems for several years. During 2004, our engineers designed and constructed an acoustic viscometer. This instrument utilizes sound waves traveling through a fluid stream to determine the fluid's viscosity. In May 2005, the Company filed a utility patent application respecting this device, which replaces the previously filed provisional patent.

During 2004, the Company's engineers built a hydrocarbon-blending unit. The unit we produced mixes three organic fluids, in differing percentages with a high degree of accuracy. Another goal identified in 2004 was to assess the opportunity for developing fuel-grade alcohol/ethanol production capacity. When properly blended, fuel-grade alcohol/ethanol and gasoline provide a higher octane, cleaner burning fuel for automobiles.

Our engineers have also been charged to oversee the Company's IFS business. These Intelligent Filtration Systems filter oil refinery liquids such as amine, oil or water. In February 2006, MEMS received a purchase order for $1.5 million for the engineering, manufacturing and installation of an automatic back flushable filtration system (ABF/IFS). This is the largest sale in the Company's history. The customer is a Fortune 50 energy company serving the major integrated oil and gas industry.

Presently, CA MEMS USA/Convergence Ethanol uses a combined direct sales force as well as commissioned sales representatives to sell its products. Our Company has a diversified client base and is not dependent upon any one or a few major customers.

In January 2006, the Company was approved for ISO 9001:2000 certification. We believe this certification will enhance the Company's worldwide recognition as a high quality provider and will enhance our ability to compete nationally and internationally.


On April 15, 2006 CA MEMS USA, Inc., to better reflect the Company's emphasis in the alternative energy sector, announced its decision to change its name to Convergence Ethanol, Inc., and to conduct its businesses, whether directly by the Company or through its wholly owned subsidiary, CA MEMS.


SUBSIDIARIES

GULFGATE

Gulfgate produces particulate filtration equipment used in the oil and power industries. Gulfgate also produces vacuum dehydration and coalescing systems that are used to remove water from ground based turbine engine oil. These same types of systems are used by electric power distribution companies to remove water from electrical transformer oils. To help meet its customer's diverse needs, Gulfgate maintains and operates a rental fleet of filtration and dehydration systems. Presently, Gulfgate has a combined direct sales force as well as commissioned sales representatives selling its products.

BOTT

Bott is a stocking distributor for high value lines of industrial pumps, valves and meters. Bott also sells refueling systems made by Gulf Gate that are used for helicopter refueling systems on offshore drilling and production platforms throughout the world. Bott also sells refueling systems for commercial marine vessels. Bott's customers include chemical plants, refineries, power plants and other industrial customers. Bott has a combined direct sales force as well as commissioned sales representatives.

HEARST ETHANOL ONE, INC.

HEO is a private Canadian corporation incorporated through the Canadian federal government, organized for the purpose of developing and operating a synthetic woodwaste biomass-to-fuel-grade alcohol (ethanol) plant in Hearst, Ontario Canada. It is anticipated that the fuel-grade alcohol/ethanol produced by HEO will be sold and consumed as a motor fuel additive in the Province of Ontario. The blending of fuel-grade alcohol/ethanol with motor fuel improves the octane number, displaces the use of crude oil and reduces tailpipe emissions, particularly greenhouse gas emissions believed to cause global warming. This will help Canada meet the Kyoto Protocol for reduced greenhouse gas emissions. We believe HEO will require approximately $320 million in capital. MEMS USA/Convergence Ethanol's development team, headquartered in Westlake Village, C.A., will contract with HEO to provide development supervisory services.

We are presently in the process of integrating and improving our Texas subsidiaries, which we believe will promote efficiency and lower operating costs. CA MEMS USA/Convergence Ethanol's primary responsibility will be to direct the development of HEO. The window provided by HEO to the corporation will enhance the competitive position of Bott and Gulfgate to sell products and services to the rapidly expanding alternative fuels industry.

Comparison of Operations

Net sales were $2,029,431 and $1,878,580 for the three months ended June 30, 2006 and 2005, respectively. Net sales for the nine-month periods ended June 30, 2006 and 2005 were $7,171,362 and $6,757,819, respectively. The sales increases for the three months (6.1%) and for the nine months (5.9%) ended June 30, 2006 as compared to the prior year were due primarily to strong "Oil Patch" customer demand for our industrial pumps, equipment rentals and repairs services.


The Company computes gross profit as net sales less cost of sales. The gross profit margin is the gross profit divided by net sales, expressed as a percentage. The gross profit margin was 23.4% and 17.0% in the third quarter of fiscal 2006 and 2005, respectively. The increase of 6.4% in the gross profit margin for the third quarter as compared to the prior year was due primarily to lower dehydration filtration rental unit repairs and cost of sales variances. Gross profit margin for the nine-month periods ended June 30, 2006 and 2005 were 22.1% and 25.7% respectively. This decrease of 3.6% was primarily due to lower margins on commercial aviation refueling systems shipments. Margins for this segment of the business for the quarter ended June 30, 2006 reflect the significant competitive pressures encountered on bidding and winning several key customer jobs.

Selling, general and administrative (SG&A) expenses were $1,161,641 and $1,090,010 for the three months ended June 30, 2006 and 2005, respectively. SG&A for the nine-month periods ended June 30, 2006 and 2005 were $3,837,378 and $3,446,593, respectively. The increase in SG&A spending for the three months and for the nine months ended June 30, 2006 as compared to the prior year were due primarily to auditing fees associated with the acquisition of Gulfgate and Bott, legal costs (See Part II, Item 1, Legal Proceedings) and consulting fees.

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


For the quarter ended June 30, 2006, shareholder's equity was $12,276,492 as compared to equity of $428,632 for the prior year period ended September 30, 2005. The increase in shareholder equity is primarily attributable to the acquisition of HEO.

Other expense (income), net was $18,385 and $(3,121) for the fiscal quarters ended June 30, 2006 and 2005, respectively. Other expense (income), net for the nine-month periods ended June 30, 2006 and 2005 were $52,888 and $(6,222), respectively. The increase in other expense is attributable to the interest payments made pursuant to the terms of the credit lines of Bott and Gulfgate and the "Put Option" (See note 13) with Mr. Trumble.

In summary, net losses were $702,376 and $767,067 for the fiscal quarters ended June 30, 2006 and 2005, respectively. Net income (loss) for the nine-month periods ended June 30, 2006 and 2005 were $1,402,854 and $(1,700,790), respectively. The decreased net loss for the fiscal quarter ended June 30, 2006 as compared to the prior year was primarily due to higher MEMS general and administrative expenses resulting from the initial start-up efforts associated with the Canadian Ethanol projects, legal fees and consulting expenses. The increased net income for the nine months ended June 30, 2006 as compared to the prior year was due to the favorable settlement of a legal dispute ($3,703,634; see note 10). Excluding the income from the settlement agreement the Company would have reported a year-to-date net loss of $2,300,780. The increased net loss for the nine months ended June 30, 2006 as compared to the prior year was mainly due to lower margins on commercial aviation refueling systems shipments and higher general and administrative expenses (See Selling, general and administrative expenses).

Liquidity and Capital Resources

Our plan of operations over the next 12 months includes the continued pursuit of our goal to design, engineer, build and operate one or more ethanol plants. In that regard we are dependent upon Hearst Ethanol One, Inc.'s efforts to raise the necessary capital. We believe that our working capital as of the date of this report will not be sufficient to satisfy our estimated working capital requirements at our current level of operations for the next twelve months. Our cash and cash equivalents were $788,676 as of June 30, 2006, compared to cash and cash equivalents of $828,153 as of September 30, 2005.

At our current cash "burn rate", we will need to raise additional cash through debt or equity financings during the fourth quarter of 2006 and the first quarter of 2007 in order to fund our continued HEO project development activities and to finance possible future losses from operations as we expand our business lines and reach a profitable level of operations. Before considering Hearst Ethanol One, Inc., we believe that we require a minimum of $2,500,000 in order to fund our planned operations over the next 12 months, in addition to the capital required for the establishment of any ethanol production facilities. We plan to obtain the additional working capital through private placement sales of our equity securities and debt financing. As of the date of this report the Company has not received any firm commitments for funding and there is no assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued operations will be materially adversely affected.

Subsequent Event - None to report.

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


In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include those risk factors set forth in our 2005 Annual Report on Form 10-KSB/A filed with the SEC on February 2, 2006

ITEM 3 -- CONTROLS AND PROCEDURES

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


Item1.  Legal Proceedings

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

On October 26, 2004 the Company issued 1,309,667 shares of its common stock to Mr. Mark Trumble in consideration for the purchase of 100% of the shares of Bott Equipment Company, Inc. and Gulfgate Equipment, Inc. in accordance with the Stock Purchase Agreement ("Agreement") entered into by the Company and Mr. Trumble. (A copy of the Agreement was filed as an Exhibit to our form 10KSB/A filed with the SEC on February 3, 2005.) The Agreement contains covenants in favor of Mr. Trumble that are secured with our promise to issue up to a total of 1,236,591 additional shares of our stock to Mr. Trumble in the event we fail to satisfy those covenants. Effective May 8, 2006 the Company and Mr. Trumble amended the original Stock Purchase Agreement dated October 26, 2004 and agreed to, among other things, to issue 60,000 shares to Mr. Trumble in full and final satisfaction of all claims that Trumble has or may have to additional shares of the Company's common stock as a result of any breach of, or failure to meet a milestone under the SPA. See Subsequent events for details of First Amended Stock Purchase Agreement.


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

The Company sold 1,552,900 shares of its common stock for $1,273,378 via another private placement offering from February through May 2006. The Company satisfied its obligations through issuance of common stock to shareholders in June 2006.

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

         Rider A


         Items not reported on Form 8-K.

         Effective May 8, 2006, the Company and its officers entered into a First Amended Stock Purchase Agreement and Release ("Agreement") with Mark Trumble, amending that certain Stock Purchase Agreement dated September 1, 2004. For more information on the Agreement, please refer to Note 2.

         The Company sold 1,552,900 shares of its common stock for $1,273,378 via a private placement offering from February through May 2006. For more information on this private placement, please refer to Part II,
         Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) of this Report.

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

                                        MEMS USA, Inc.
                                        (Registrant)

Date:  August 14, 2006                  /s/
                                        -----------------------------------
                                        James A. Latty
                                        Chief Executive Officer