Form 10QSB/A
period 2006-06-30
MEMS USA INC
filed 2006-08-16
CIK 23778

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

Documents incorporated by reference:

The amended 10-QSB includes reviewed Financial Statements as of June 30, 2006 and 2005 by the independently registered accounting firm.  The 10-QSB filed on August 14, 2006 included the financial statements which did not reflect the final revisions in Notes to Consolidated Financial Statements.

Form 8-K Dated April 29, 2005 Re. Can Am Ethanol One, Inc.

Form 8-K Dated December 21, 2005 Re. Hearst Ethanol One, Inc.

Form 10-KSB Dated February 2, 2006 Re. MEMS USA, Inc. Annual Report.

Form 8-K Dated March 30, 2006 Re. MEMS USA, Inc. - CDI Customer Order

Form 8-K Dated April 21, 2006 Re. Hearst Ethanol One, Inc.

- 1

FORM 10-QSB/A

For The Quarterly Period Ended June 30, 2006

INDEX

ITEM 1 -- FINANCIAL STATEMENTS
MEMS USA, INC.
Consolidated Balance Sheets

	(Unaudited)	Audited
A S S E T S	June 30, 2006	September 30, 2005
Current Assets:
Cash and cash equivalent	$788,676	$828,153
Accounts receivable, net allowance for uncollectible of $58,490 and $46,196 respectively	1,162,173	756,840
Inventories, net of provision for slow moving items of $25,000 and $25,000 respectively	12,733,677	880,370
Other current assets	701,725	170,197
Total current assets	15,386,251	2,635,560
Plant, property and equipment, net	2,668,267	2,316,836
Other assets	471,785	388,906
Investment in Can Am Ethanol One, Inc.	71,765	71,765
Goodwill	915,373	915,373
Total Assets	$19,513,441	$6,328,440
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,143,227	$1,395,264
Lines of credits	341,905	750,744
Notes payable	347,660	-
Current portion of long-term debt	92,871	29,292
Other liabilities	159,389	-
Loans from shareholders	151,073	-
Convertible loan payable	150,000	-
Liability to be satisfied through the issuance of shares	1,007,776	1,111,000
Total current liabilities	5,393,901	3,286,300
Long-term liabilities	41,778	211,942
Loans from shareholders	-	191,600
Liability due to a legal settlement	307,000	-
Common shares with mandatory redemption	-	1,400,000
Common shares payable under terms of acquisition agreement	-	809,966
Total Liabilities	5,742,679	5,899,808
Minority interests	1,494,269	-
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 20,852,327 and 17,404,197 shares respectively issued and outstanding	23,547	17,404
Stock subscriptions receivable	(2,512,850)	(250)
Additional paid in capital	22,939,030	5,956,931
Shares to be redeemed	(231,076)	-
Accumulated deficit	(4,142,600)	(5,545,453)
Treasury stock (2,699,684 shares)	(3,799,558)	-
Total stockholders' equity	12,276,493	428,632
Total liabilities and stockholders' equity	$19,513,441	$6,328,440

The accompanying notes are an integral part of these financial statements.

MEMS USA, INC
Consolidated Statement of Operations
Three and nine months ended June 30
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005

Revenues	$2,029,431	$1,878,580	$7,171,362	$6,757,819
Cost of revenues	1,554,914	1,558,758	5,585,009	5,018,238
Gross profit	474,517	319,822	1,586,353	1,739,581
Selling, general and administrative expenses	1,161,641	1,090,010	3,837,378	3,446,593
Loss from operations	(687,124)	(770,188)	(2,251,025)	(1,707,012)
Other income (expense)	(18,385)	3,121	(52,888)	6,222
Income due to legal settlement	-	-	3,703,634	-
Loss attributable to minority interest	3,133	-	3,133	-
Net income (loss)	$(702,376)	$(767,067)	$1,402,854	$(1,700,790)

Net income (loss) per share, basic and diluted:
Weighted average number of shares outstanding, basic	19,849,572	17,240,840	19,026,161	16,102,581
Net income (loss) per share, basic	$(0.04)	$(0.04)	0.07	$(0.11)
Weighted average number of shares outstanding, diluted	19,849,572	17,240,840	20,700,202	16,102,581
Net income (loss) per share, diluted	$(0.04)	$(0.04)	$0.07	$(0.11)

The accompanying notes are an integral part of these financial statements.

MEMS USA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine months ended June 30
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,402,854	$(1,700,790)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	173,855	109,157
Common stock issued for services	319,677	25,000
Income due to legal settlement	(3,703,634)	-
Change in assets and liabilities:
Accounts receivable	(405,333)	164,779
Inventories	(11,853,307)	(63,484)
Other current assets	(531,528)	(105,306)
Accounts payable and accrued expenses	1,747,962	297,196
Lines of credit	-	(100,612)
Current portion of long-term debt	-	(21,439)
Other current liabilities	159,390	-
Total adjustments	(14,092,918)	305,291
Net cash used in operating activities	(12,690,064)	(1,395,499)

Cash flows from investing activities:
Purchase of property and equipment	(525,287)	(39,428)
Cash balance net of payments for purchase of Bott and Gulfgate	-	5,073
Common stock issued for cash		2,643,631
Other assets	(82,878)	-
Net cash (used in) provided by investing activities	(608,165)	2,609,276

Cash flows from financing activities:
Minority interest	1,494,269	-
Lines of credit	(35,506)	-
Notes payable	(25,673)	-
Current portion of long-term debt	63,579	-
Liability to be satisfied through the issuance of shares	2,776	-
Loan from shareholders	(40,527)	5,000
Payment on long term liabilities	(20,163)	(47,119)
Purchase of shares pursuant to acquisition of subsidiaries	(20,000)	-
Underwriting related to issuance of shares	(97,316)	-
Investment in HEO	10,284,435	-
Common stock issued for cash	1,652,878	-
Common stock payable under terms of acquisition agreement	-	(809,966)
Net cash provided by (used in) financing activities	13,258,752	(852,085)
Net increase in cash and cash equivalents	(39,477)	361,692
Cash and cash equivalents, beginning of period	828,153	26,439
Cash and cash equivalents, end of period	$788,676	$388,131

Supplemental disclosure of cash flow information:
Income taxes paid	$29,354	$-
Interest paid	$137,332	$27,882

Supplemental disclosure of non-cash financing activities:
Common stock (including $1,400,000 of shares subject to mandatory redemption factor) issued for acquisition of Bott and Gulfgate	$809,966	$3,059,966
Common stock issued for services	$319,677	$12,500

The accompanying notes are an integral part of these financial statements.

MEMS USA, INC.
Consolidated Statement of Equity
(Unaudited)

	Common stock	Subscriptions receivable	Additional paid in capital	Treasury Stock	Accumulated deficit	Stockholders' equity
Balance as of September 30, 2005	$17,404	$(250)	$5,956,932	$-	$(5,545,454)	$428,632
Common stock issued for service	229		319,448			319,677
Common stock issued for cash received in prior year	129		105,871			106,000
Common stock issued for cash received	2,014		1,650,864			1,652,878
Shares to be redeemed due to legal settlement			(231,076)			(231,076)
Common stock issued pursuant to terms of acquisition	371		809,595			809,966
Common stock issued for subscriptions receivable	3,400	(2,512,600)	2,509,200			-
Canceled put option related to acquisition of Texas subsidiaries			1,400,000			1,400,000
Investment in HEO			10,284,436			10,284,436
Treasury stock from legal settlement				(3,799,558)		(3,799,558)
Underwriting fees			(97,316)			(97,316)
Net income for the nine months					1,402,854	1,402,854
Balance as of June 30, 2006	$23,547	$(2,512,850)	$22,707,954	$(3,799,558)	$(4,142,600)	$12,276,493

The accompanying notes are an integral part of these financial statements.

Notes to consolidated financial statements:

(1)   Company and Summary of Significant Accounting Policies:

Nature of Business:

MEMS USA, Inc., (the “Company”) was incorporated in Nevada in 2002. The Company’s mission is to support the energy industry in producing cleaner burning fuels. Each Subsidiary has a specific eco-energy focus: (1) development of a woodwaste to bio-renewable fuel-grade alcohol/ethanol project (HEO); (2) selling engineered products (Bott); and (3) engineering, fabrication and sale of eco-focused energy systems (Gulfgate); ISO 9001:2000-certified, and have served customers throughout the energy sector since 1952.

Subsidiaries:

The Company has three wholly-owned subsidiaries: California MEMS USA, Inc., (“CA MEMS”) a California corporation, Bott Equipment Company, Inc. (“Bott”), Gulfgate Equipment, Inc. (“Gulfgate”), and the Company hold majority interest (87.3%) of Hearst Ethanol One, Inc., a Federal Canadian corporation (“HEO”). The business of the subsidiaries is listed below.

CA Mems

The Board of Directors of CA MEMS voted in 2006 to amend CA MEMS' Articles of Incorporation changing its name to "Convergence Ethanol(TM) Corp."  CA MEMS is a California-based developer of bio-renewable energy projects and provider of professional engineered systems to the energy industry.

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

Hearst Ethanol One - A Project to Produce Bio-renewable Fuel-Grade Alcohol/Ethanol from Woodwaste

The Company is currently developing a project that is expected to produce 120 million gallons a year of bio-renewable fuel-grade alcohol/ethanol. In December 2005, the Company incorporated Hearst Ethanol One, Inc., a Federal Canadian Corporation (“HEO”). HEO, which owns 850 acres in Hearst, Ontario, Canada and nearly 2 million metric tons of woodwaste, is the Company's first bio-renewable energy project.

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

Fuel-grade alcohol/ethanol is the world's most used alternative liquid fuel. Worldwide demand is more than double production capacity and grows at over 25% per year. Next years market for fuel-grade alcohol/ethanol in Canada is eight times greater than last year’s production capability.

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

Stock Based Compensation:

Pro forma information regarding net loss and loss per share, pursuant to the requirements of SFAS 123, as amended by FAS 148 Accounting For Stock-Base Compensation Transaction and Disclosure - An Amendment to FAS-123, for the nine months ended June 30, 2006 and 2005 are as follows:

	2006	2005
Net income (loss), as reported	$1,402,854	$(1,700,790)
Deduct:
Total stock-based employee compensation expenses determined under the fair value Black-Scholes method with a 129% and 80% volatility at June 30, 2006 and 2005 respectively and a 6% and 3% respectively risk free rate of return assumption	(29,911)	(97,826)
Pro forma net income (loss)	$1,372,943	$(1,798,616)
Income (loss) per share:
Weighted average shares, basic	19,026,161	16,102,581
Basic, pro forma, per share	$0.07	$(0.11)
Weighted average shares, diluted	20,700,202	16,102,581
Diluted, pro forma, per share	$0.07	$(0.11)

Employee Stock Options:

In connection with the employment agreements, the Company has granted options to certain key executives to acquire common stock of the Company (“Options”).

The number of weighted average exercise prices of all options granted for the nine months ended June 30, 2006 are as follows:

	Number	Average Exercise Price
Outstanding at September 30, 2005	5,338,227	$3.00
Granted during the period	827,499	2.39
Exercised	10,000	1.00
Cancelled	870,000	3.25
Outstanding at June 30, 2006	5,285,726	$1.98

Interim Financial Statements:

The accompanying unaudited consolidated financial statements for the nine months ended June 30, 2006 and 2005 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2005 included in the Company’s 2005 Annual Report.

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years ($4,142,600) and has used substantial amounts of working capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern. We will continue our attempts to raise additional cash through debt or equity financings in 2006 in order to meet our working capital requirements.

(2)   Business Acquisition:

On October 26, 2004 (“Closing Date”), the Company consummated the purchase of 100% of the outstanding shares of each two Texas corporations, Bott Equipment Company, Inc. (“Bott”) and Gulfgate Equipment, Inc. (“Gulfgate”), each effective October 1, 2004, from their president and sole shareholder, Mr. Mark Trumble.

Under the terms of the stock purchase agreement, the Company acquired 100% of the shares of Bott and Gulfgate from Mr. Trumble for $50,000 in cash and 1,309,677 shares of the Company’s common stock.

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

The Agreement also provided that Trumble would personally introduce the Company’s officers and representatives to five (5) qualified Texas bankers and that the Company will utilize its best efforts to remove Trumble’s name as guarantor from the Bott and Gulfgate lines of credit (See notes 7 and 8) within 90 days of the fifth introduction. The Company agreed that it will issue Trumble an additional 370,977 shares of restricted stock should it fail to achieve this milestone. Mr. Lawrence Weisdorn, Mr. Daniel Moscaritolo and Dr. James Latty have also agreed to join Trumble as guarantors on the Bott and Gulfgate credit lines. Mr. Weisdorn joined Trumble as guarantor on the Bott and Gulfgate credit lines in or around mid-November 2004. Mr. Moscaritolo and Dr. Latty have agreed to join as guarantors should the Company fail to recognize the milestone of removing Trumble’s name as guarantor from the existing credit lines within the specified time period. As of the date of this report, only four qualified personal introductions have occurred. Thus, the 90 day milestone has not been triggered. The Company is committed to removing Mark Trumble as guarantor from the existing lines of credit and has submitted applications for credit lines with a number of financial institutions.

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

Finally, the Company agreed to allow Trumble to sell 326,344 shares of his stock at a purchase price of approximately $607,000 to private parties, including a related party, Lawrence Weisdorn, Sr., the former CEO’s father and a shareholder and/or Weisdorn Sr.’s assignees pursuant to a written agreement between Trumble and Weisdorn Sr. Should Trumble fail to recognize $607,000, through no fault of Trumble, the Company agreed to issue up to 494,636 shares of restricted stock to Trumble. The percentage of the Penalty Shares the Company shall issue, if any, shall be prorated in accordance with any monies received by Trumble during the 60-day period. It is further understood that the penalties were subject to the following schedule: (1) Trumble shall have recognized at least $75,000 within 15 days of the Closing Date or he shall receive up to 61,829 Penalty Shares; (2) Trumble shall recognize an additional $75,000 within 30 days of the Closing Date or he shall receive up to an additional 61,829 Penalty Shares; (3) Trumble shall recognize an additional $150,000 within 45 days of the Closing Date or he shall receive up to an additional 123,659 Penalty Shares; and (4) Trumble shall recognize an additional $307,000 within 60 days of Closing Date or he shall receive up to an additional 247,318 Penalty Shares. Each milestone is to be calculated as a stand-alone event. The obligations of items 1, 2, and 3 were met which avoided the associated penalty shares.  All of the above Penalty Share calculations shall be subject to a pro-rata offset for monies received that fall short of the indicated milestones.

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

First amended stock purchase agreement with Mark Trumble

Effective May 8, 2006, the Company and its officers entered into a First Amended Stock Purchase Agreement and Release (“Agreement”) with Mark Trumble, amending that certain Stock Purchase Agreement dated September 1, 2004 (the “SPA”), pursuant to which the parties agreed to, among other things, Trumble agreed to release the Company from its obligations under the put, including any obligation to make the Interest Payment or to pay interest on any sum whatsoever, and shall release any security interest he claims in the real estate owned by Gulfgate and/or Bott, and the Company, within 60 days, shall secure a funding commitment in which Trumble shall be paid the sum of $307,000 at the time of the closing of the funding. This sum shall be used to purchase 165,053 shares of the common stock of the Company from Trumble at the price of $1.86 per share. The Company shall also pay from the funding all amounts of bank or other indebtedness owed by the Company, Bott or Gulfgate, which is personally guaranteed by Trumble. The Company shall issue Trumble, upon closing of the funding, 60,000 shares of the Company’s common stock. This additional issuance of shares of the common stock of the Company shall be in full and final satisfaction of all claims that Trumble has or may have to additional shares of the Company’s common stock as a result of any breach of, or failure to meet a milestone under, the SPA. As of the date of this report the Company has not secured a funding commitment and has negotiated an extension of the Agreement to December 2006.

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

(3)   Inventories:

Inventories consist of finished goods of $590,290 and $502,430 at June 30, 2006 and September 30, 2005 respectively; raw material of $11,394,500 and $0 at June 30, 2006 and September 30, 2005 respectively and work in process in the amount of $773,887 and $402,940 respectively.

(4)   Plant, Property and Equipment:

A summary at June 30, 2006 and September 30, 2005 are as follows:

	2006	2005
Land	$816,022	$502,000
Buildings and improvements	1,161,574	1,073,000
Furniture, machinery and equipment	1,014,505	769,590
Automobiles and trucks	47,508	180,652
Leasehold improvement	82,879	79,105
	3,122,488	2,604,347

Less accumulated depreciation	(454,221)	(287,511)
	$2,668,267	$2,316,836

Depreciation expense charged to operations for nine months and three months ended June 30, 2006 and 2005 were $173,855 and $58,207; and $109,157 and $47,535 respectively.

(5)   Investments in Hearst Ethanol One, Inc.:

Hearst Ethanol One Inc. Agreement:

On April 21, 2006, Hearst Ethanol One, Inc., a Federal Canadian corporation (“HEO”), a majority-owned subsidiary of Registrant, completed the acquisition of approximately 850 acres of real property, together with all biomass material located thereon (approximately two million tons of woodwaste), located in the Township of Kendall, District of Cochrane, Canada (cumulatively, the “Property”), from C. Villeneuve Construction Co. LTD., a Canadian Corporation (“Villeneuve”), as provided under that agreement to purchase these assets earlier reported in Registrant’s 8-K dated December 27, 2005 (the “Agreement”). The Property was purchased to provide the site and the biomass material for the construction and operation of a 120,000,000 gallon per year bio-renewable woodwaste-to-fuel-grade alcohol/ethanol refinery to be owned by HEO and designed, built and managed by Convergence Ethanol, Inc. aka, CA MEMS, a subsidiary of Registrant. The on-site inventory of biomass is sufficient for 1.5 years of production or 180,000,000 gallons of fuel-grade alcohol/ethanol.

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

The market research firm carried out two separate preliminary valuations of HEO: a residual property and biomass/woodwaste replacement valuation and a separate valuation of the biomass/woodwaste using a “fuel oil avoided cost” method. The residual valuation provides a value of the woodwaste on a disposal basis with no future ethanol refinery planned. The “fuel oil avoided cost” valuation provides a value of the biomass to a future ethanol refinery. The Company has included the most conservative of the two appraisal methods and that value is included in the consolidated financials statement for June 30, 2006. The preliminary valuation based on the residual property valuation and the replacement value of the biomass on the HEO site is US $11,797,096 which includes land $314,022, building $88,574 and raw material $11,394,500

A number of assets of HEO that have not been included in this initial preliminary valuation including but not limited to: standing timber value, gross merchantable mature timber on site, the non-merchantable slash residual from the mature timber, and the immature and undersize wood biomass. The other tangible and intangible assets owned by HEO include: a small rock quarry (and associated mineral rights) on the property, as well as a landfill license and permits as issued by the Government of Ontario Ministry of the Environment (“MOE”). These assets will be included in the final appraisal due September 2006. In addition to the previously mentioned HEO assets, the Company has identified three additional wood waste sites in the Hearst area. These sites have not been included in this preliminary assessment and will be included in the final appraisal due September 2006.

(6)   Investments in Can Am Ethanol One, Inc.:

In November 2004, the Company formed a joint venture, Can Am Ethanol One, Inc.  (“Can Am One”). We presently own forty-nine point three percent (49.3%) of Can Am and maintain 50% of Can Am’s voting rights.

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

The Agreements and Notes are secured by the inventory, chattel paper, accounts receivable and general intangibles. The Agreements and Notes are also secured by the personal performance guarantees of Mr. Mark Trumble and Mr. Lawrence Weisdorn (Commercial Guarantees). The Commercial Guarantees require the guarantors to assure that all payments due under the Notes are timely made or to make such payments. All amounts related to Bott’s outstanding promissory notes totaled $347,660 and $555,028 on June 30, 2006 and September 30, 2005 respectively.

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

On November 12, 2005, the Company also entered into another private stock purchase agreement with Mercatus Limited for the sale of 170,000 shares of the Company’s common stock for a minimum purchase price of $0.82 per share (the “Private SICAV One Agreement”) and another private stock purchase agreement with Mercatus Limited also for the sale 170,000 shares of the Company’s common stock for a minimum purchase price of $0.82 per share (the “Private SICAV Two Agreement” and with the Private SICAV One Agreement, the “Private SICAV Agreements”). The shares offered and sold under the SICAV Agreements were offered and sold pursuant to a private placement that is exempt from the registration provisions of the Securities Act. Pursuant to the terms of the Private SICAV Agreements, the Company issued and delivered an aggregate amount of 340,000 shares of the Company’s common stock within five days of the execution of the respective Private SICAV Agreements to a custodial lock box on behalf of Mercatus Limited for placement into a European bank SICAV fund. Subject to a valuation of the shares, Mercatus Limited had up to 30 days after the delivery of the shares of the Company’s common stock to issue payment to the Company. If the Company did not receive payment within 45 days of the issuance of the shares to Mercatus LP, the Company had the right to demand the issued shares be returned. The Company has not yet received payment for the shares issued pursuant to the Private SICAV Agreements.

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

$1.5 million contract to build an Intelligent Filtration System

In February 2006, the Company won a $1.5 million order from CDI, who is under contract with a major oil refinery in Southern California to supply filtration equipment. CDI is an engineering, procurement and construction company, based in Houston with headquarters in Philadelphia. The Company will supply an integrated “Intelligent Filtration System” consisting of a Smart Backflush Filtration System with an integral electronic decanting system, a carbon bed filter and an ion-exchange resin bed system. This equipment will purify the amine fluid by removing particulate, chemical contaminants, and heat stable salts to allow the amine to more effectively remove carbon dioxide and sulfur compounds during refining.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Unless otherwise indicated, all references to our company include our wholly-owned subsidiaries, MEMS USA, Inc., a California corporation currently being renamed Convergence Ethanol, Bott Equipment Company, Inc., a Texas corporation and Gulfgate Equipment, Inc., a Texas corporation as well as an equity interest in an inactive Canadian corporation, Can Am Ethanol One, Inc., a British Columbia corporation and an 87.3% equity interest in Hearst Ethanol One, Inc., a Canadian Federal corporation (“HEO”).

Overview:

We are engaged in the business of developing bio-renewable energy projects and providing professional engineered systems to the energy industry. The Company’s mission is to support the energy industry in producing cleaner burning fuels. Each of three company-operating divisions has a specific eco-energy focus: (1) development of a woodwaste to bio-renewable fuel-grade alcohol/ethanol project, (2) selling engineered products; and (3) engineering, fabrication and sale of eco-focused energy systems. ISO 9001:2000-certified, operating divisions have served customers throughout the energy sector since 1952.

In October 2004, the Company acquired the two Texas corporations, Bott Equipment Company, Inc. (“Bott”) and Gulfgate Equipment, Inc. (“Gulfgate”). In December 2005, the Company incorporated Hearst Ethanol One, Inc., a Canadian Federal corporation (“HEO”) for the purpose of building, owning and operating a fuel-grade alcohol/ethanol production facility in Canada.

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

Hearst Ethanol One is the Company's woodwaste to bio-renewable fuel-grade alcohol/ethanol project. It is located in Hearst, Ontario Canada at the center of a well-established forestry products industry. This project has four objectives:

•	Create a viable alternative energy enterprise;
•	Displace consumption of fossil fuels with non-greenhouse gas bio-renewables;
•	Improve the environment; and
•	Produce bio-renewable fuel-grade alcohol/ethanol at a substantial profit.

As of June 30, 2006 the Company owns eighty-seven point three percent (87.3%) of HEO. Dr. James A. Latty and Mr. Daniel Moscaritolo are directors and officers of HEO.

We believe that technologically sound projects addressing the shortage of fuel-grade alcohol/ethanol offers a significant business opportunity in the energy sector. Throughout the world, governments, organizations and individuals are facing a shortage of fuel-grade alcohol/ethanol, the world’s second largest source of liquid transportation fuels. Worldwide demand for fuel-grade alcohol/ethanol is growing at over 25% per year. In fact, current demand is more than double worldwide production capacity. One important solution for producing fuel-grade alcohol/ethanol is the conversion of abundant, low cost, non-food-grade bio-renewable materials such as woodwaste and residue. The use of these raw materials is essential to meeting worldwide demand.

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

On December 21, 2005, HEO entered into a land purchase agreement with C. Villeneuve Construction Company, Ltd. C. Villenueve Construction (“Villeneuve”) is a leader in the civil and general construction industries and forestry services including tree harvesting and woodwaste transport in Northern Ontario. Villeneuve has received an extensive list of awards of recognition and has built a wide variety of construction projects across Northern Ontario.

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

We estimate that the fuel-grade alcohol/ethanol plant will require approximately $320 million in capital. The Company’s development team, headquartered in Westlake Village, CA, will be entering into contracts with HEO for development and supervision of the project.

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

During 2004, the Company’s engineers built a hydrocarbon-blending unit. The unit we produced mixes three organic fluids, in differing percentages with a high degree of accuracy. Another goal identified in 2004 was to assess the opportunity for developing fuel-grade alcohol/ethanol production capacity. When properly blended, fuel-grade alcohol/ethanol and gasoline provide a higher octane, cleaner burning fuel for automobiles.

Our engineers have also been charged to oversee the Company’s IFS business. These Intelligent Filtration Systems filter oil refinery liquids such as amine, oil or water. In February 2006, MEMS received a purchase order for $1.5 million for the engineering, manufacturing and installation of an automatic back flushable filtration system (ABF/IFS). This is the largest sale in the Company’s history. The customer is a Fortune 50 energy company serving the major integrated oil and gas industry.

Presently, CA MEMS USA/Convergence Ethanol uses a combined direct sales force as well as commissioned sales representatives to sell its products. Our Company has a diversified client base and is not dependent upon any one or a few major customers.

In January 2006, the Company was approved for ISO 9001:2000 certification. We believe this certification will enhance the Company’s worldwide recognition as a high quality provider and will enhance our ability to compete nationally and internationally.

On April 15, 2006 CA MEMS USA, Inc., to better reflect the Company’s emphasis in the alternative energy sector, announced its decision to change its name to Convergence Ethanol, Inc., and to conduct its businesses, whether directly by the Company or through its wholly owned subsidiary, CA MEMS.

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

Bott

Bott is a stocking distributor for high value lines of industrial pumps, valves and meters. Bott also sells refueling systems made by Gulf Gate that are used for helicopter refueling systems on offshore drilling and production platforms throughout the world. Bott also sells refueling systems for commercial marine vessels. Bott’s customers include chemical plants, refineries, power plants and other industrial customers. Bott has a combined direct sales force as well as commissioned sales representatives.

Hearst Ethanol One, Inc.

HEO is a private Canadian corporation incorporated through the Canadian federal government, organized for the purpose of developing and operating a synthetic woodwaste biomass-to-fuel-grade alcohol (ethanol) plant in Hearst, Ontario Canada. It is anticipated that the fuel-grade alcohol/ethanol produced by HEO will be sold and consumed as a motor fuel additive in the Province of Ontario. The blending of fuel-grade alcohol/ethanol with motor fuel improves the octane number, displaces the use of crude oil and reduces tailpipe emissions, particularly greenhouse gas emissions believed to cause global warming. This will help Canada meet the Kyoto Protocol for reduced greenhouse gas emissions. We believe HEO will require approximately $320 million in capital. MEMS USA/Convergence Ethanol’s development team, headquartered in Westlake Village, C.A., will contract with HEO to provide development supervisory services.

We are presently in the process of integrating and improving our Texas subsidiaries, which we believe will promote efficiency and lower operating costs. CA MEMS USA/Convergence Ethanol’s primary responsibility will be to direct the development of HEO. The window provided by HEO to the corporation will enhance the competitive position of Bott and Gulfgate to sell products and services to the rapidly expanding alternative fuels industry.

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

For the quarter ended June 30, 2006, shareholder’s equity was $12,276,493 as compared to equity of $428,632 for the prior year period ended September 30, 2005. The increase in shareholder equity is primarily attributable to the acquisition of approximately 850 acres of real property, together with all biomass material by HEO. (See note 5)

Other expense (income), net was $18,385 and $(3,121) for the fiscal quarters ended June 30, 2006 and 2005, respectively. Other expense (income), net for the nine-month periods ended June 30, 2006 and 2005 were $52,888 and $(6,222), respectively. The increase in other expense is attributable to the interest payments made pursuant to the terms of the credit lines of Bott and Gulfgate and the “Put Option” (See note 2) with Mr. Trumble.

In summary, net losses were $702,376 and $767,067 for the fiscal quarters ended June 30, 2006 and 2005, respectively. Net income (loss) for the nine-month periods ended June 30, 2006 and 2005 were $1,402,854 and $(1,700,790), respectively. The decreased net loss for the fiscal quarter ended June 30, 2006 as compared to the prior year was primarily due to higher MEMS general and administrative expenses resulting from the initial start-up efforts associated with the Canadian Ethanol projects, legal fees and consulting expenses. The increased in net income for the nine months ended June 30, 2006 as compared to the prior year was due to the favorable settlement of a legal dispute ($3,703,634; see note 12). Excluding the income from the settlement agreement the Company would have reported a year-to-date net loss of $2,300,780. The increased net loss for the nine months ended June 30, 2006 as compared to the prior year was mainly due to lower margins on commercial aviation refueling systems shipments and higher general and administrative expenses (See Selling, general and administrative expenses).

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

PART II - OTHER INFORMATION

Item1. Legal Proceedings

On October 17, 2005, the Company and its officers filed a complaint against Lawrence Weisdorn, Jr. (“Weisdorn), the Company’s former Chief Executive Officer and Chairman of the Board of Directors, Lawrence Weisdorn, Sr. (“Weisdorn Sr.” and together with Weisdorn, the “Weisdorn Parties”), Nathan Drage (“Drage”) and Drage related parties in the Superior Court of the State of California for Los Angeles County, alleging claims for, among other things, breaches of Nevada and federal law and breach of fiduciary duty (the “Action”). The Company’s claims were based in substantial part on allegations of the unauthorized issuance of shares of the Company’s predecessor’s common stock in December 2003, prior to the reverse acquisition and merger with MEMS-CA which was finalized in February, 2004. The Company sought an injunction preventing the Weisdorn Parties and Drage and his related parties from selling or transferring any of the shares of the Company’s common stock issued in December 2003, the return of the shares to the Company for cancellation and monetary damages. (see note 11)

On November 3, 2005, the Weisdorn Parties filed a cross-complaint against the Company and its officers, alleging claims for, among other things, breach of employment agreement, libel and indemnification (the “Weisdorn Counterclaim”). The Weisdorn Parties’ claims were based in part on assertions by Weisdorn that he was improperly terminated without cause from his positions with the Company in June 2005, and that he was entitled to indemnification pursuant to Nevada corporations law in connection with the Action. The Weisdorn Parties sought monetary damages.

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

MEMS USA, Inc. (Registrant)

Date: August 14, 2006	/s/ James A. Latty

James A. Latty Chief Executive Officer

