Form 10KSB
period 2006-09-30
Convergence Ethanol, Inc.
filed 2007-01-23
CIK 23778

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number 0-4846-3

CONVERGENCE ETHANOL, INC.
(Name of small business issuer in its charter)

Nevada	82-0288840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

5701 Lindero Canyon Road, Suite 2-100 Westlake Village, California	91362
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code (818) 735-4750

Securities to be registered under Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
None	N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No   X

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

The registrant’s revenues for its most recent fiscal year were: $9,210,755

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 14, 2006 was approximately $14,627,341.

The number of shares of the common stock outstanding as of December 14, 2006 was 17,623,303.

Documents incorporated by reference: None.

Convergence Ethanol, Inc.

TABLE OF CONTENTS

Part I		Page

Item 1.	Description of Business	1
Item 2.	Description of Property	10
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters	12
Item 6.	Management's Plan of Operation	13
Item 7.	Financial Statements	18
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	42
Item 8A.	Controls and Procedures	42
Item 8B.	Other Information	43

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	43
Item 10.	Executive Compensation	44
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46
Item 12.	Certain Relationships and Related Transactions	46
Item 13.	Exhibits	47
Item 14.	Principal Accountant Fees and Services	47

Signatures		49

Index to Consolidated Financial Statements		18

Part I

Item 1.  Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and, unless otherwise indicated, all references to “we”, “us”, “our” and “The Company” means Convergence Ethanol, Inc. and our wholly-owned subsidiaries.

CORPORATE OVERVIEW

We were incorporated in the State of Nevada on April 12, 2002. On November 29, 2006, we incorporated a wholly-owned Nevada subsidiary for the sole purpose of effecting a name change of our company through a merger with our subsidiary. On December 5, 2006, we merged our subsidiary with into our company, with our company carrying on as the surviving corporation under the name Convergence Ethanol, Inc. Our name change was effected with NASDAQ on December 13, 2006 and our ticker symbol on the OTC Bulletin Board was changed to “CETH”.

California-based Convergence Ethanol, Inc. is comprised of three wholly owned subsidiaries, California MEMS USA, Inc., bda Convergence Ethanol Corp. (“CA MEMS”) a California corporation, Bott Equipment Company, Inc. (“Bott”) and Gulfgate Equipment, Inc. (“Gulfgate”), Texas corporations, and a fourth majority-owned subsidiary, Hearst Ethanol One, Inc., a Federal Canadian Corporation (“HEO”).

CURRENT BUSINESS SUMMARY

We are a renewable energy company with a mission to support the energy industry’s production of cleaner burning fuels, through the development of profitable, bio-renewable energy refineries and through the engineering, fabrication and sale of environmentally focused refinery systems and equipment.

Our subsidiary, Hearst Ethanol One Inc. (HEO), is working on plans for a woodwaste-to-ethanol refinery to be built in Hearst Ontario Canada. The company owns 87% of HEO. We intend that the refinery will use modern catalytic processing, as used in oil refineries, to synthetically convert cellulosic woodwaste into ethanol. Given the high and rising price of corn, we believe that the conversion of low-cost woodwaste will be important in future ethanol production. Our plan of operation is to focus in geographic areas which offer abundant supplies of cellulosic woodwaste, superior transportation infrastructure, expedited permitting processes, high local demand for Ethanol and favorable, provincial and federal tax incentives. The Company's ability to complete this project is wholly dependent, however, on the successful fulfillment of several conditions, including receipt of all necessary environmental and other permits and the acquisition of capital for the development and construction of the plant.

OUR OPERATING SUBSIDIARIES:

HEO

The Company is currently developing a project that is expected to produce 120 million gallons a year of bio-renewable fuel-grade alcohol/ethanol. In December 2005, the Company incorporated Hearst Ethanol One, Inc., a Federal Canadian Corporation (“HEO”). HEO, which owns 720 acres in Hearst, Ontario, Canada and nearly 1.5 million metric tons of woodwaste.

HEO plans to build an ecologically sound woodwaste refinery to produce bio-renewable, fuel-grade alcohol or ethanol. Organic woodwaste (organic chips or fiber), the raw material for fuel-grade alcohol/ethanol, is an overabundant waste stream of the Canadian forest products industries. The proposed refinery will use modern catalytic processing, as used in oil refineries, to synthetically convert organic woodwaste into fuel-grade alcohol or ethanol. We believe the convergence of technologies will enable the continuous production of bio renewable fuel-grade alcohol in high volume, at low cost. Currently, HEO is 87% owned by parent.

Fuel-grade alcohol/ethanol is the world's most used alternative liquid fuel. Worldwide demand is more than double production capacity and grows at over 25% per year. Next year’s market for fuel-grade alcohol/ethanol in Canada is eight times greater than last year’s production capability.

The Province of Ontario where our HEO facility will be located has mandated that all motor gasoline sold in Ontario must contain at least 5% ethanol by 2007, with the goal of 10% by 2010. We believe this will provide an assured market for fuel-grade alcohol/ethanol. HEO, owns 720 acres in Hearst, Ontario, has obtained forest resources, acquired construction permits, acquired a quarry for construction aggregate and owns a woodwaste repository containing nearly 1.5 million tons of woodwaste. We believe that the existing woodwaste on site will be sufficient to run the future plant for more than one year for production of 120 million gallons of fuel-grade alcohol/ethanol.

Formation of HEO

In December 2005, the Company incorporated Hearst Ethanol One, Inc., an Ontario corporation (“HEO”) for the purpose of building, owning and operating an ethanol production facility in Canada. On December 21, 2005, HEO entered into a land purchase agreement with C. Villeneuve Construction Company, Ltd. The transaction closed on April 7, 2006 and the Company owns 87% of HEO.

CA MEMS

Our CA MEMS subsidiary engineers, designs and oversees the construction of “Intelligent Filtration Systems” (“IFS™”) for the gas and oil industry. These systems are utilized to filter wastes from oil or water streams. Our IFS™ systems are fully integrated and are composed of a “Smart Backflush Filtration System” with an integral electronic decanting system, a carbon bed filter and an ion-exchange resin bed system. This equipment will purify the amine fluid by removing particulate, chemical contaminants, and heat stable salts to allow the amine to more effectively remove carbon dioxide and sulfur compounds during refining. Unlike a typical canister filter system, such as the oil filter in an automobile, which needs to be periodically replaced and disposed of, the filters utilized in Intelligent Filtration Systems can last for decades. Furthermore, the filter system is self cleaning. Once the system recognizes that its filter is becoming clogged by debris filtered from the fluid flow, it turns the fluid flow through the filter off and “back flushes” the debris caked on the filter into a collection decanter. The system then turns the fluid flow through the system back on through the freshly cleaned filter. The filter cleaning process takes only seconds to complete and repeats as necessary to assure optimum filtration. A facility utilizing IFS™ technology needn’t dispose of contaminated filters, but only need dispose of the contaminate itself. Thus, while a filtration system based upon IFS™ technology typically requires a greater capital investment on the part of the purchaser, these costs are offset in the long run by savings in filter replacement and disposal costs.

The U.S. EPA and California CARB requirements for cleaner burning fuels have opened up additional opportunities for our IFS™. We believe our IFS™ product can help our customers achieve lower operating costs and minimize wastes while enhancing their ability to meet the more stringent government requirements for cleaner burning fuels. The system dramatically reduces hazardous waste disposal costs.

The Company anticipates that it may be able to utilize its intelligent filtration systems as an integral part of any ethanol production facility that it may design. The Company is presently aware of three competitors offering similar technologies to CA MEMS IFS™ technology.

GULFGATE

Our Gulfgate subsidiary engineers, designs, fabricates and commissions eco-focused energy systems including particulate filtration equipment for the oil and power industries.  Gulfgate also makes and sells vacuum dehydration and coalescing systems that remove water from turbine engine oils.  These same systems are used by electric power generation facilities to remove water from transformer oils.  To help meet its customers’ diverse needs, Gulfgate maintains and operates a rental fleet of filtration and dehydration systems.  All Convergence Ethanol is ISO 9001:2000 certified and is a qualified international vendor to the oil and gas industries. Gulfgate has served customers throughout the energy sector since 1952; we acquired Gulfgate in 2004.

BOTT

Our Bott subsidiary is a stocking distributor for premier lines of industrial pumps, compressors, flow meters, valves and instrumentation. Bott specializes in the construction of aviation refueling systems for helicopter refueling on oil rigs throughout the world.  Bott and Gulfgate have a combined direct sales force as well as commissioned sales representatives that sell their products. Gulfgate also constructs refueling systems that Bott sells for commercial marine vessels.  Bott’s customers include chemical manufacturers, refineries, power plants and other industrial customers.

Bott has served customers throughout the energy sector since 1952; we acquired Bott in 2004.

MARKETING

CA MEMS, Bott and Gulfgate have a combined direct sales force as well as commissioned sales representatives that sell their products.

Former Subsidiary

We created Can Am to manufacture, own and operate one ethanol production facility in British Columbia Canada.  In June 2005, the Company and its Canadian counterpart each made a CN$25,000 at risk deposit to open escrow toward purchase of 2,150 acres of land intended to serve as a plant site in British Columbia, Canada.

Subsequently, the Company paid an additional at-risk deposit of CN$50,000 for an extension of the closing date of the purchase agreement. This project was discontinued.

Company History:

We were incorporated in the State of Nevada on April 12, 2002. Prior to the reverse acquisition described below, our corporate name was Lumalite Holdings, Inc. and we had not generated significant revenues and were considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

Pursuant to a Merger Agreement and Plan of Reorganization dated January 28, 2004 between us and MEMS USA, Inc., a California corporation (“CA MEMS”), we acquired all of the outstanding capital shares of CA MEMS in exchange for 10 million shares of our common stock. Since the stockholders of CA MEMS acquired approximately 75% of our issued and outstanding shares and the CA MEMS management team and board of directors became our management team and board of directors, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

•
CA MEMS is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in our consolidated balance sheet at their historical book values and the results of operations of CA MEMS have been presented for all prior periods; and

•
Control of the net assets and business of our company were acquired effective February 18, 2004. This transaction has been accounted for as a purchase of our assets and liabilities by CA MEMS. The historical cost of the net liabilities assumed was $-0-.

Pursuant to the transaction described above, we changed our name from Lumalite Holdings, Inc to MEMS USA, Inc. As described above, in 2006, we merged into a wholly owned subsidiary to change our name to Convergence Ethanol, Inc.

On October 26, 2004 (“Closing Date”), effective October 1, 2004, the Company purchased 100% of the outstanding shares of two Texas corporations, Bott Equipment Company, Inc. (“Bott”) and Gulfgate Equipment, Inc. (“Gulfgate”) from their president and sole shareholder, Mr. Mark Trumble.

On December 15, 2005, the Company assumed Weisdorn Sr.’s obligation to purchase 165,054 shares from Mr. Trumble at $1.86 per share.

ITEM 1A.  Cautionary Statement Regarding Future Results, Forward-Looking Information and Certain Important Factors

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

We have generated net losses since inception, which may continue for the foreseeable future as we try to grow our business, which means that you may be unable to realize a return on your investment for a long period of time, if ever. Our present business operations commenced in February 2004. From inception through September 30, 2006, incurred a cumulative net loss of $16,473,023 which included non-cash net asset impairment charges of $10,900,000. We expect to continue incurring operating losses until we are able to derive meaningful revenues from our proposed business relating to ethanol production, energy generation and supply.

We have limited available working capital and require significant additional capital in order to sustain our operations, and if we cannot obtain additional financing we might cease to continue. As of September 30, 2006, we had total current assets of $ 3,990,546 and a working capital deficit of $507,500 before including a liability for common stock subscribed of $1,194,376. We believe that we require a minimum of $1,800,000 in order to fund our planned operations over the next 12 months, in addition to the capital required for the establishment of any ethanol production facilities. We plan to obtain the additional working capital through private placement sales of our equity securities. We have not received any funds, nor can there be any assurance that such funds will be forthcoming. Should we be unable to raise the required funds, our ability to finance our continued operations will be materially adversely affected.

Our independent auditors' report raises substantial doubt about our ability to continue as a going concern. Our independent auditors have prepared their report on our 2006 financial statements assuming that we will continue as a going concern. Their report has an explanatory paragraph stating that our recurring losses from operations since inception, limited operating revenue and limited capital resources raise substantial doubt about our ability to continue as a going concern. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern.

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

Because we have few proprietary rights, others can provide products and services substantially equivalent to ours. We hold a provisional patent application relating to our MEMS operations, however we hold no patents or patents applications relating to our energy generation and supply business or our proposed ethanol production business. We believe that most of the technology used in the design and building of ethanol production facilities and in the area of the energy generation and supply business is generally known and available to others. Consequently, others will be able to compete with us in these areas. We rely on a combination of confidentiality agreements and trade secret law to protect our confidential information. In addition, we restrict access to confidential information on a ‘‘need to know’’ basis. However, there can be no assurance that we will be able to maintain the confidentiality of our proprietary information. If our proprietary rights are violated, or if a third party claims that we violate their trademark or other proprietary rights, we may be required to engage in litigation. Proprietary rights litigation tends to be costly and time consuming. Bringing or defending claims related to our proprietary rights may require us to redirect our human and monetary resources to address those claims.

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

We are dependent upon our key personnel. Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. We plan to obtain “key person” life insurance for our key personnel, however, at this time, no such policies are in effect. Our performance will also depend upon our ability to retain and motivate other officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary technical, and managerial personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

Because we are smaller and have fewer financial and other resources than many ethanol producers, we may not be able to successfully compete in the very competitive ethanol industry. Ethanol is a commodity. There is significant competition among existing ethanol producers. Our business faces competition from a number of producers that can produce significantly greater volumes of ethanol than we can or expect to produce, producers that can produce a wider range of products than we can, and producers that have the financial and other resources that would enable them to expand their production rapidly if they chose to. These producers may be able to achieve substantial economies of scale and scope, thereby substantially reducing their fixed production costs and their marginal productions costs. If these producers are able to substantially reduce their marginal production costs, the market price of ethanol may decline and we may be not be able to produce ethanol at a cost that allows us to operate profitably. Even if we are able to operate profitably, these other producers may be substantially more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on the market price of our common stock.

Competition from large producers of petroleum-based gasoline additives and other competitive products may impact our profitability. Our success depends substantially upon continued demand for ethanol from major oil refiners. There are other gasoline additives that have octane and oxygenate values similar to those of ethanol but which currently cannot be produced at a cost that makes them competitive. The major oil refiners have significantly greater financial, technological and personal resources than we have to reduce the costs of producing these alternative products or to develop other alternative products that may be produced at lower cost. The major oil refiners also have significantly greater resources than we have to influence legislation and public perception of ethanol. If the major oil refiners are able to produce ethanol substitutes at a cost that is lower than the cost of ethanol production, the demand for ethanol may substantially decrease. A substantial decrease in the demand for ethanol will reduce the price of ethanol, adversely affect our profitability and decrease the value of your stock.

If ethanol and gasoline prices drop significantly, we will also be forced to reduce our prices, which potentially may lead to losses. Prices for ethanol products can vary significantly over time and decreases in price levels could adversely affect our profitability and viability. The price of ethanol has some relation to the price of gasoline. The price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results. We cannot assure you that we will be able to sell our ethanol profitably, or at all.

Lax enforcement of environmental and energy policy regulations may adversely affect the demand for ethanol. Our success will depend, in part, on effective enforcement of existing environmental and energy policy regulations. Many of our potential customers are unlikely to switch from the use of conventional fuels unless compliance with applicable regulatory requirements leads, directly or indirectly, to the use of ethanol. Both additional regulation and enforcement of such regulatory provisions are likely to be vigorously opposed by the entities affected by such requirements. If existing emissions-reducing standards are weakened, or if governments are not active and effective in enforcing such standards, our business and results of operations could be adversely affected. Even if the current trend toward more stringent emissions standards continues, our future prospects will depend on the ability of ethanol to satisfy these emissions standards more efficiently than other alternative technologies. Certain standards imposed by regulatory programs may limit or preclude the use of our products to comply with environmental or energy requirements. Any decrease in the emission standards or the failure to enforce existing emission standards and other regulations could result in a reduced demand for ethanol. A significant decrease in the demand for ethanol will reduce the price of ethanol, adversely affect our profitability and decrease the value of your stock.

Price increases or interruptions in needed energy supplies could cause loss of customers and impair our profitability. Ethanol production requires a constant and consistent supply of energy. If there is any interruption in our supply of energy for whatever reason, such as availability, delivery or mechanical problems, we may be required to halt production. If we halt production for any extended period of time, it will have a material, adverse effect on our business. Natural gas and electricity prices have historically fluctuated significantly. We purchase significant amounts of these resources as part of our ethanol production. Increases in the price of natural gas or electricity would harm our business and financial results by increasing our energy costs.

Our common stock may be thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. Our common stock is thinly traded and we will be required to undertake efforts to develop market recognition for us and support for our shares of common stock in the public market. The price and volume for our common stock that will develop cannot be assured.

The number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days, weeks, months, or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded.

Our common stock is subject to the “penny stock” rules which could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares. The trading price of our common stock is below $5 per share; and therefore, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.

The market price for our common stock may be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float and lack of history as a public company which could lead to wide fluctuations in our share price. The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price could continue to be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as noted above, our shares of common stock may be sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares of common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Many of these factors will be beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:
•	quarterly variations in our revenues and operating expenses;
•	announcements of new products or services by us;
•	fluctuations in interest rates;
•	significant sales of our common stock, including “short” sales;
•	the operating and stock price performance of other companies that investors may deem comparable to us; and
•	news reports relating to trends in our markets or general economic conditions

The stock market, in general, and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against a director. Our bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, our articles of incorporation and bylaws may provide for mandatory indemnification of directors and officers to the fullest extent permitted by governing state law.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends. We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment.

Our management owns 29.7% and an investment group may own a significant percentage of our outstanding common stock, which may limit your ability and the ability of our other shareholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Such concentrated control of the Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our shareholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require shareholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Accordingly, if all of our officers and directors exercise outstanding option this shareholder together with our directors and executive officers could have the power to control the election of our directors and the approval of actions for which the approval of our shareholders is required. If you acquire shares, you may have no effective voice in the management of the Company.

Future sales of our equity securities could put downward selling pressure on our securities, and adversely affect the stock price. There is a risk that this downward pressure may make it impossible for an investor to sell his securities at any reasonable price, if at all. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock.

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

Our HEO subsidiary owns 720 acres of land in Hearst, Ontario which includes a significant wood waste repository, an agate rock quarry, a small forest area and certain structures. We intend to use this property to build an ethanol plant.

Item 3.  Legal Proceedings.

As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation are asserted or commenced from time to time against the Company. The Company believes that final judgments, if any, which might be rendered against the Company in current litigation are adequately reserved, covered by insurance, or would not have a material adverse effect on its financial statements. In addition, we are subject to the following proceedings:

On December 12, 2006, the Company filed a Form 8-K with the United States Securities and Exchange Commission disclosing the resignation and termination of Daniel Moscaritolo as a director and officer of the Company.
On December 13, 2006, Mr. Moscaritolo presented management with a purported action by written consent of the shareholders of the Company indicating that the shareholders had elected to remove the current board of directors and elect Daniel Moscaritolo and Thomas Hemingway as directors in their place. Mr. Moscaritolo also presented management with two separate purported actions by written consent of the new purported board of directors indicating that the Company's current officers, James A. Latty and Richard W. York, were terminated and that Mr. Moscaritolo was elected to serve as Secretary of the Company and Mr. Hemingway was elected to serve as President and Chief Executive Officer of the Company. The Company rejected the purported shareholder action on the grounds that, on its face, the purported action showed an insufficient number of votes had been obtained to approve the requested action, and on the further grounds that the consenting shareholders had violated the proxy rules set forth in Section 14 of the Securities Exchange Act of 1934, as amended (the “Act”). In light of the invalidity of the purported shareholder action, the Company also rejected the actions of the new purported board of directors terminating and replacing the officers of the Company.

On December 14, 2006, the Company filed a lawsuit in the United States District Court, Central District of California, Western Division (Case No.: CV06-07971) against Daniel Moscaritolo for violations of the Act, declaratory relief, breach of fiduciary duty, intentional interference with contract, and conversion (the “Company Action”). Specifically, the Company alleged that Mr. Moscaritolo's actions to wrest control of the Board of Directors were invalid and unlawful.

On December 15, 2006, Mr. Moscaritolo and Mr. Hemingway, individually, and purporting to act derivatively on behalf of the shareholders of the Company, filed a lawsuit in Nevada State Court, County of Washoe (Case No.: CV0603002) against Mr. Latty and Mr. York for injunctive relief, declaratory relief, receivership, and accounting relating to the failed effort to remove them from the Board of Directors of the Company and seeking a court order approving their removal (the “Moscaritolo Action”). The Moscaritolo action has been dismissed, but on January 10, 2007 Mr. Moscaritolo and Charles L. Christensen filed a second lawsuit in Nevada District Court against the Company, Dr. Latty, and Mr. Newsom for injunctive relief to hold Annual Shareholders Meeting.

The Company intends to pursue the claims set forth in the Company Action and to oppose the claims set forth in the Moscaritolo Action.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to our security holders during the fourth quarter of the fiscal year ended September 30, 2006.

Part II

Item 5.  Market for Common Equity and Related Shareholder Matters.

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol “CETH.OB.” Set forth below are high and low closing prices for our common stock for each quarter during the two fiscal years ended September 30, 2006. We consider our common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the common stock.

Quarter Ended	High	Low
December 31, 2005	$1.80	$0.87
March 31, 2006	$1.80	$0.95
June 30, 2006	$3.50	$1.02
September 30, 2006	$1.91	$0.82

December 31, 2004	$2.32	$1.51
March 31, 2005	$3.30	$2.10
June 30, 2005	$2.59	$1.70
September 30, 2005	$2.45	$1.50

Holders

As of December 14, 2006, there were 3,361 record holders of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

TRANSFER AGENT

Our transfer agent is Interwest Stock Transfer Company who is located at 1981 E. Murray Holladay Rd. #1, Salt Lake City, UT 84117 and can be reached at 801 272-9294.

Sales of Unregistered Securities

During the fiscal year ended September 30, 2006, we sold unregistered shares of our securities in the following transactions which were not previously reported:

Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated or accredited with access to the kind of information registration would provide.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Unless otherwise indicated, all references to our company include our wholly-owned subsidiaries, MEMS USA, Inc., a California corporation,, Bott Equipment Company, Inc., a Texas corporation and Gulfgate Equipment, Inc., a Texas corporation as well as an 87.0% equity interest in Hearst Ethanol One, Inc., a Canadian Federal corporation (“HEO”).

Overview

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

We were incorporated in the State of Nevada on April 12, 2002. On November 29, 2006, we incorporated a wholly-owned Nevada subsidiary for the sole purpose of effecting a name change of our company through a merger with our subsidiary. On December 5, 2006, we merged our subsidiary with and into our company, with our company carrying on as the surviving corporation under the name Convergence Ethanol, Inc. Our name change was effected with NASDAQ on December 13, 2006 and our ticker symbol on the OTC Bulletin Board was changed to “CETH”.

California-based Convergence Ethanol, Inc. is comprised of three wholly owned subsidiaries, California MEMS USA, Inc., (“CA MEMS”) a California Corporation, Bott Equipment Company, Inc. (“Bott”), Gulfgate Equipment, Inc. (“Gulfgate”) and a fourth majority-owned subsidiary, Hearst Ethanol One, Inc., a Federal Canadian Corporation (“HEO”).

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. The years 2006 and 2005 represent the fiscal years ended September 30, 2006 and 2005, respectively, and are used throughout the document.

Ethanol from Woodwaste

HEO- Our Hearst Ethanol One Inc. (HEO) subsidiary is working on plans for a woodwaste-to-ethanol refinery to be built in Hearst Ontario Canada. The company owns 87% of HEO. We intend that the refinery will use modern catalytic processing, as used in oil refineries, to synthetically convert cellulosic woodwaste into ethanol. Given the high and rising price of corn, we believe that the conversion of low-cost woodwaste will be important in future ethanol production. Our plan of operation is to focus in an area which offers abundant supplies of cellulosic woodwaste, superior transportation infrastructure, expedited permitting processes, high local demand for Ethanol and favorable local, provincial and federal tax incentives.

The Company's ability to complete this project is wholly dependent, however, on the successful fulfillment of several conditions, including receipt of all necessary environmental and other permits and the acquisition of capital for the development and construction of the plant.

Delivery of Intelligent Filtration System (IFS) - a $1.6 million contract

On December 1, 2006 the Company delivered of its first Intelligent Filtration System (IFS™) to a major Los Angeles-area oil refinery. This advanced filtration system enables the production of cleaner-burning, reduced-sulfur motor fuel, supporting refinery environmental improvement goals.

The IFS™ integrates previously separate units into a dynamic filtration system. Engineered for ease of operation and maintenance, it gives the refinery exceptional and coordinated control. Direct ecological benefits of the energy-efficient design include reduced greenhouse emissions and a dramatic reduction in the volume of hazardous waste.

This IFS system has been delivered on budget and before scheduled installation.

Basis of Presentation

The accompanying condensed consolidated financial statements, included elsewhere in this Annual Report on Form 10-KSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. From inception through September 30, 2006, we incurred a cumulative net loss of $16,473,023 which included non-cash asset impairment charges of $10,900,000. We expect to continue incurring operating losses until we are able to derive meaningful revenues from our proposed business relating to ethanol production, energy generation and supply and increase sales of our filtration equipment, industrial pumps, compressors, flow meters, valves and instrumentation for the oil and power industries.. These conditions raise substantial doubt as to our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Comparison of Operations

Net sales for the twelve-month periods ended September 30, 2006 and 2005 were $9,210,755 and $8,828,157, respectively. The sales increase for the twelve months (4.3%) ended September 30, 2006 as compared to the prior year were due primarily to strong customer demand for our industrial pumps, equipment rentals and repairs services.

The Company computes gross profit as net sales less cost of sales. The gross profit margin is the gross profit divided by net sales, expressed as a percentage. Gross profit margin for the twelve-month periods ended September 30, 2006 and 2005 were 19.8% and 24.4% respectively. This decrease of 4.6% was primarily due to lower margins on commercial aviation refueling systems shipments and cost over-runs on two large international orders for our Vacuum Industrial Oil purifier Systems. Also impacting the margins were higher physical inventory adjustments and material costs as compared to the prior year. Margins for this segment of the business reflect the significant competitive pressures encountered on bidding and winning this business.

Selling, general and administrative (SG&A) expenses were $5,125,048 and $4,570,066 for the twelve months ended September 30, 2006 and 2005, respectively. The increase in SG&A spending for the twelve months ended September 30, 2006 as compared to the prior year were due primarily to legal costs (See Part I, Item 3, Legal Proceedings), consulting fees and commissions.

We expect that over the near term, our selling, general and administration expenses will increase as a result of, among other things, increased accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002, recently adopted rules and regulations of the Securities and Exchange Commission, the filing of a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock and shares of common stock underlying warrants issued in various private offerings, increased employee costs associated with planned staffing increases (replacements), increased sales and marketing expenses, increased activities related to the design, engineering and construction of the Hearst Ethanol One, Inc. ethanol production facility and increased activity in searching for and analyzing potential acquisitions.

For the year ended September 30, 2006, shareholder’s equity was $577,844 as compared to equity of $428,632 for the prior year period ended September 30, 2005. The increase in shareholder equity is primarily attributable to the acquisition of HEO.

Other expense (income), net for the twelve-month periods ended September 30, 2006 and 2005 were $71,364 and $4,704, respectively. The increase in other expense is attributable to the interest payments made pursuant to the terms of the credit lines of Bott and Gulfgate and the “Put Option” (See note 13) with Mr. Trumble.

Loss from operations for the twelve-month periods ended September 30, 2006 and 2005 were $3,371,350 and $2,424,798, respectively.

The Company has addressed the low margin performance by launching a profit improvement - cost savings initiative in the second half of 2006. The initiative is significantly improving operations efficiency, increasing competitiveness and improving business profitability. The cost savings initiative includes: administrative workforce reduction, phase out of low margin products, tighter control of travel costs and a decrease in external costs across the company. The initiative is expected to deliver over $1,200,000 in annualized savings, for only a one-time $200,000 related pre-tax charge. On an annualized basis, the company expects to increase profitability by more than $2,000,000 as a combined result of cost savings and business growth.

This initiative reflects our ongoing commitment to improve our rate of return on invested capital and deliver stronger bottom-line performance. Senior management is focused on ensuring that our cost structure is competitive and that it is aligned with the company’s strategic market opportunities, such as our development of a woodwaste-to-ethanol refinery in Ontario, Canada.”

Workforce reductions were made in non-revenue generating areas, with the greatest reductions in corporate headquarters administrative jobs and outside consulting. The company has not reduced sales, marketing, engineering, manufacturing, finance or audit capabilities.

Liquidity and Capital Resources

Our plan of operations over the next 12 months includes the continued pursuit of our goal to design, engineer, build and operate one or more ethanol plants. In that regard we are dependent upon Hearst Ethanol One, Inc.’s efforts to raise the necessary capital. We also intend to continue to develop our sensor technology. We believe that our working capital as of the date of this report will not be sufficient to satisfy our estimated working capital requirements at our current level of operations for the next twelve months. Our cash and cash equivalents were $130,150 as of September 30, 2006, compared to cash and cash equivalents of $828,153 as of September 30, 2005

At our current cash “burn rate”, we will need to raise additional cash through debt or equity financings during 2007 in order to fund our continued development and marketing of our IFS™ product line and to finance possible future losses from operations as we expand our business lines and reach a profitable level of operations. Before considering Hearst Ethanol One, Inc., we believe that we require a minimum of $1,800,000 in order to fund our planned operations over the next 12 months, in addition to the capital required for the establishment of any ethanol production facilities. We plan to obtain the additional working capital through private placement sales of our equity securities. As of the date of this report the Company has no firm commitment for additional funds. In the absence of this commitment there is no assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued operations will be materially adversely affected.

Off-Balance Sheet Arrangements:

We do not have any off-balance sheet financing arrangements.

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value- based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first quarter of the fiscal year beginning after June 15, 2005. For small business (S-B) filers, the effective date is fiscal year beginning after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes the impact will be significant.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principles and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless such would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial position or results of operation.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In March 2006 FASB issued SFAS 156 Accounting for Servicing of Financial Assets, this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires:

1.	An entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	All separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose Amortization method or Fair Value Measurement method for each class of separately recognized servicing assets and servicing liabilities:

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicing company elects to subsequently measure at fair value.

5.
Separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective for fiscal year beginning after September 15, 2006. Management has not determined the effect if any, the adoption of this statement will have on the financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect if any, the adoption of this statement will have on the financial statements.

In September 2006, FASB issued SFAS 158 Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The disclosures include a brief description of the provisions of this Statement; the date that adoption is required; and the date the employer plans to adopt the recognition provisions of this Statement, if earlier.

This statement is effective for fiscal year ending after December 15, 2008. Management has not determined the effect if any, the adoption of this statement will have on the financial statements.

Item 7.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
CONVERGENCE ETHANOL, INC.
Westlake Village, California

We have audited the accompanying consolidated balance sheet of Convergence Ethanol, Inc. and subsidiaries as of September 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Convergence Ethanol, Inc. and subsidiaries as of September 30, 2006 and the results of their operations and their cash flows for the years ended September 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and has accumulated deficit of $16,473,023 as of September 30, 2006 that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
January 12, 2007

CONVERGENCE ETHANOL, INC. (fka Mems USA, Inc.)
Consolidated Balance Sheet
September 30, 2006

ASSETS

Current assets:
Cash and cash equivalent	$130,550
Accounts receivable, net allowance for uncollectible of $83,081	1,281,998
Inventories, net of provision for slow moving items of $25,000	2,039,688
Other current assets	630,881
Total current assets	4,083,117
Plant, property and equipment, net	2,575,027
Other assets	58,473
Total assets	$6,716,617

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,381,466
Lines of credits	325,114
Notes payable	343,302
Current portion of long-term debt	51,904
Other liabilities	78,884
Loans from shareholders	167,408
Convertible loan payable	150,000
Liability due to a legal settlement	307,000
Liability to be satisfied through the issuance of shares	1,194,376
Total current liabilities	5,999,454
Other payables	35,389
Total liabilities	6,034,843
Minority interests	103,930
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 20,186,938 shares issued and outstanding	20,187
Additional paid in capital	21,061,314
Receivables in shares of common stock	(231,076)
Accumulated deficit	(16,473,023)
Treasury stock (2,699,684 shares)	(3,799,558)
Total stockholders' equity	577,844
Total liabilities and stockholders' equity	$6,716,617

The accompanying notes are an integral part of these financial statements.

CONVERGENCE ETHANOL, INC. (fka Mems USA, Inc.)
Consolidated Statement of Operations
Years ended September 30 2006 and 2005

	2006	2005
Revenues	$9,210,755	$8,828,157
Cost of revenues	7,385,693	6,678,185
Gross profit	1,825,062	2,149,972
Operating expenses:
Selling, general and administrative expenses	5,125,048	4,570,066
Other operating expense	71,364	4,704
Total operating expenses	5,196,412	4,574,770
Loss from operations	(3,371,350)	(2,424,798)
Income due to legal settlement	3,703,634	-
Impairment of investment in CanAm	(71,765)	-
Impairment of construction in progress of airplane	(289,740)	-
Impairment of goodwill	(915,434)	-
Biomass inventory write off	(11,461,362)
Loss attributable to minority interest	1,478,450	-
Net loss	$(10,927,567)	$(2,424,798)

Net loss per share, basic and diluted:
Weighted average number of shares outstanding, basic and diluted	19,489,977	16,950,966
Net loss per share, basic and diluted	$(0.56)	$(0.14)

The accompanying notes are an integral part of these financial statements.

CONVERGENCE ETHANOL, INC. (fka Mems USA, Inc.)
Consolidated Statement of Stokholders’ Equity
For the years ended September 30, 2006 and 2005

	Common stock	Subscrip-tions receivable	Additional paid in capital	Treasury Stock	Accumulated deficit	Stockholders' equity
Balance as of September 30, 2004	$15,092	$(2,050)	$3,422,911		$(3,120,655)	$315,298
Payment on subscriptions receivable		1,800				1,800
Common stock issued to acquired Bott & Gulfgate	1,310		890,625			891,935
Common stock issued for cash	964		1,613,940			1,614,904
Common stock issued for service	38		65,416			65,454
Other adjustments			(35,960)		(1)	(35,961)
Net loss for the year					(2,424,798)	(2,424,798)
Balance as of September 30, 2005	17,404	(250)	5,956,932	-	(5,545,454)	28,632
Common stock issued for service	269		378,388			378,657
Common stock issued for cash received in prior year	129		105,871			106,000
Common stock issued for cash received	2,014		1,541,949			1,543,963
Receivables in shares of common stock			(231,076)			(231,076)
Common stock issued pursuant to terms of acquisition	371		809,595			809,966
Subscription receivable deemed uncollectible		250				250
Canceled put option related to acquisition of Texas subsidiaries			1,400,000			1,400,000
Investment in HEO			10,868,579			10,868,579
Treasury stock from legal settlement				(3,799,558)		(3,799,558)
Net loss for the year					(10,927,569)	(10,927,569)
Balance as of September 30, 2006	$20,187	$-	$20,830,238	$(3,799,558)	$(16,473,023)	$577,844

The accompanying notes are an integral part of these financial statements.

CONVERGENCE ETHANOL, INC. (fka Mems USA, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended September 30, 2006 and 2005

	2006		2005
Cash flows used in operating activities:
Net loss		$(10,927,567)	$(2,424,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		233,445	242,367
Bad debt expense		37,135	-
Common stock issued for services		388,033	65,450
Loss on investment in CanAm One		71,765	-
Loss attributable to minority interest		(1,478,450)
Loss due to write off of biomass inventory		11,461,362
Impairment of goodwill		915,434	-
Impairment of construction in progress - airplane		289,740
Income due to legal settlement		(3,703,634)	-
(Gain) on sale or disposal of equipment		-	(44,743)
Change in assets and liabilities:
Accounts receivable		(562,043)	214,547
Inventories		(494,879)	(236,662)
Other current assets		(414,851)	(24,232)
Accounts payable and accrued expenses		1,986,201	321,789
Other current liabilities		78,884	-
Total adjustments		8,808,142	538,516
Net cash used in operating activities		(2,119,425)	(1,886,282)
Cash flows from investing activities:
Purchase of property and equipment		(126,455)	(55,408)
Net proceeds from sale of equipment			87,600
Cash balance net of payments for purchase of Bott and Gulfgate		-	55,712
Investment in CanAm One			(71,765)
Other assets		-	(44,340)
Stock subscription receivable		-	1,800
Net cash used in for investing activities		(126,455)	(26,401)
Cash flows from financing activities:
Lines of credit		(52,297)	-
Notes payable		(30,031)	(105,655)
Current portion of long-term debt		(22,612)	(21,158)
Loan from shareholders		(24,192)	191,600
Payment on long term liabilities		(26,553)	(76,294)
Purchase of shares pursuant to acquisition of subsidiaries		(20,000)	-
Underwriting related to issuance of shares			(386,143)
Cash received for shares to be issued		180,000	1,111,000
Common stock issued for cash		1,652,878	2,001,047
Net cash provided (used) by financing activities		1,548,278	2,714,397
Net increase (decrease) in cash and cash equivalents		(697,603)	801,714
Cash and cash equivalents, beginning of period		828,153	26,439
Cash and cash equivalents, end of period		$130,550	$828,153
Supplemental disclosure of cash flow information:
Income taxes paid		$26,125	$27,515
Interest paid		$178,814	$84,361
Supplemental disclosure of non-cash financing activities:
Common stock (including $1,400,000 of shares subject to mandatory redemption factor as of September 30, 2005) issued for acquisition of Bott and Gulfgate	$	- 0 -	$2,291,935
Assets acquired by HEO through issuance of shares		$12,474,497	-

The accompanying notes are an integral part of these financial statements.

CONVERGENCE ETHANOL, INC. (fka Mems USA, Inc.)
Notes to consolidated financial statements:

 1)            Organization and Summary of Significant Accounting Policies:

Organization

Convergence Ethanol, Inc. formerly known as MEMS USA, Inc. (the “Company” or “we”) has been incorporated in November, 2002; The Company changed its name to Convergence Ethanol, Inc. in November 2006.  The Company’s mission is to support the energy industry in producing cleaner burning fuels. Each of our subsidiaries has a specific eco-energy focus: (1) development of a woodwaste to bio-renewable fuel-grade alcohol/ethanol project (HEO); (2) selling engineered products (Bott); and (3) engineering, fabrication and sale of eco-focused energy systems (Gulfgate).

Subsidiaries:

The Company is comprised of three wholly owned subsidiaries, California MEMS USA, Inc., a California Corporation (“CA MEMS”), Bott Equipment Company, Inc. (“Bott”), a Texas Corporation, and Gulfgate Equipment, Inc. (“Gulfgate”) a Texas Corporation, and a majority interest (87%) of Hearst Ethanol One, Inc., a Federal Canadian Corporation (“HEO”).

 CA Mems

CA MEMS engineers, designs and oversees the construction of “Intelligent Filtration Systems” (“IFS™”) for the gas and oil industry. The Company’s IFS™ systems are fully integrated and are composed of a “Smart Backflush Filtration System” with an integral electronic decanting system, a carbon bed filter and an ion-exchange resin bed system.

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

HEO - Hearst Ethanol One

In December 2005, the Company incorporated Hearst Ethanol One, Inc., a Federal Canadian Corporation (“HEO”). Since that time, HEO has acquired 720 acres in Hearst, Ontario, Canada together with approximately 1.3 million cubic meters of woodwaste. The property was purchased to provide the site and the biomass material to produce bio-renewable fuel-grade alcohol/ethanol from woodwaste.  HEO has obtained construction and zoning permits. The Company currently owns 87% of HEO.

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

Impairment of Long-Lived Assets

The Company adopted Statement of Financial AccountingStandards No. 144, "Accounting for the Impairment or Disposal of Long-LivedAssets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets tobe Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the year ended September 30, 2006, impairment loss on investment in CAN AM of $71,765 (See note 8) and impairment loss on Construction in Progress (airplane) of 289,740 (See note 6) was recorded.

Accounts Payable and accrued expenses:

Accounts payable and accrued expenses includes trade accounts payable of $1,577,310 and $879,733 for years ended September 30, 2006 and 2005 and accrued expenses of $1,804,156 and $515,532 respectively.

Revenue Recognition:

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising Costs:

The Company expenses the cost of advertising as incurred. The advertising expense charged against operations for September 30, 2006 and 2005 were $10,000 and $17,472 respectively.

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

Earnings Per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock equivalents had been exercised and issued and if the additional common shares were dilutive. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. There were 1,431,456 shares and 5,849,572 shares of common stock equivalents for the year ended September 30, 2006 and 2005, respectively which were excluded because they are not dilutive. Common stock equivalents includes, but is not limited to warrants, stock options, convertible debentures, etc.

Stock Based Compensation:

Pro forma information regarding net loss and loss per share, pursuant to the requirements of SFAS 123, for the years ended September 30, 2006 and 2005 are as follows:

	2006		2005
Net income (loss), as reported		$(10,927,567)	$(2,424,798)
Deduct:
Total stock-based employee compensation expenses determined under the fair value Black-Scholes method with a 145% and 80% volatility and 6% and 3% risk free rate of return assumption at September 30, 2006 and 2005 respectively		(1,036,510)	(1,444,684)
Pro forma net income (loss)		$(11,964,077)	$(3,869,482)
Income (loss) per share:
Weighted average shares, basic and diluted		19,489,977	16,950,966
Basic, pro forma, per share	$	(0.61)	$(0.23)

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company as a going concern. However, the Company has sustained net losses of $10,927,567 and has used substantial amounts of working capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern. We will continue to raise additional cash through debt or equity financings in 2007 in order to meet our working capital requirements.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current  year presentation. These changes had no effect on reported financial positions or results of operations.

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value- based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first quarter of the fiscal year beginning after June 15, 2005. For small business (S-B) filers, the effective date is fiscal year beginning after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes the impact will be significant.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principles and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless such would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial position or results of operation.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In March 2006 FASB issued SFAS 156 Accounting for Servicing of Financial Assets, this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires:

An entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

All separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

Permits an entity to choose Amortization method or  Fair Value Measurement method for each class of separately recognized servicing assets and servicing liabilities:

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicing company elects to subsequently measure at fair value.

Separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective for fiscal year beginning after September 15, 2006. Management has not determined the effect if any, the adoption of this statement will have on the financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect if any, the adoption of this statement will have on the financial statements.

In September 2006, FASB issued SFAS 158 Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The disclosures include a brief description of the provisions of this Statement; the date that adoption is required; and the date the employer plans to adopt the recognition provisions of this Statement, if earlier.

This statement is effective for fiscal year ending after December 15, 2008. Management has not determined the effect if any, the adoption of this statement will have on the financial statements.

(2)           Investments in Hearst Ethanol One, Inc.:

Hearst Ethanol One Inc. Agreement:

In December 2005, the Company incorporated Hearst Ethanol One, Inc., a Federal Canadian Corporation (“HEO”). On April 21, 2006 the Company completed the acquisition of 720 acres of real property, together with all biomass material located thereon. The site is located in the Township of Kendall, District of Cochrane, Canada, The property was purchased from C. Villeneuve Construction Co. LTD., a Canadian Corporation to provide the site and the biomass material for the construction and operation of bio-renewable woodwaste-to-fuel-grade alcohol/ethanol refinery to be owned by HEO.

Pursuant to the provisions of the Agreement, HEO issued ten point five percent (10.5%) of HEO’s common shares to Villeneuve as consideration for the transfer of the Property. At the close of the transaction, the Company owned 87% of the common stock of HEO.

Pursuant to a Memorandum of Understanding entered into on April 20, 2006 between HEO and Villeneuve to clarify the Agreement, Villeneuve shall be entitled to appoint one member of HEO’s board of directors for so long as Villeneuve is at least a ten percent (10%) shareholder of HEO. As of the date of this report HEO has incurred $180,000 for legal, market survey consulting, permits, and travel expenses.

Hearst Ethanol One Inc. Valuation:

The valuation based on the residual property valuation of the land is $253,070, building $88,574, raw material (mature timber) of $647,953 and Forest Waste Disposal license Bond $67,780. Also included in the valuation was the residual value of the biomass on the HEO site of US$11,461,362.

The other tangible and intangible assets owned by HEO include: a small rock quarry (and associated mineral rights) on the property, as well as a landfill license and permits as issued by the Government of Ontario Ministry of the Environment (“MOE”).

Writing off Inventory:

During the fourth quarter of this year the company has written off the value of HEO’s inventory to a nominal amount. After conducting an asset evaluation review it was determined that no known market for the materials other than utilization in the Company’s planned manufacturing facility currently exists.

At September 30, 2006, HEO’s inventory with a gross value of US $11,461,362 was fully written off.

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

The Company also agreed, to raise $2,000,000 in gross equity funding within 120 days of the Closing Date. The Company failed to achieve this milestone and issued Trumble an additional 123,659 shares of its restricted stock

During the first quarter of fiscal year 2005, the Company, in order to avoid the issuance of 61,829 penalty shares, paid $75,000 directly to Mr. Trumble. As of the date of this report the Company has received approximately $39,000 of the $75,000 from Mr. Weisdorn Sr. The Company has recorded this payment as a reduction to additional paid-in capital.

On December 15, 2005, the Company assumed Weisdorn Sr.’s obligation to purchase 165,054 shares from Mr. Trumble at $1.86 per share.

First amended stock purchase agreement with Mark Trumble

Effective May 8, 2006, the Company and its officers entered into a First Amended Stock Purchase Agreement and Release (“Agreement”) with Mark Trumble, amending that certain Stock Purchase Agreement dated September 1, 2004 (the “SPA”), pursuant to which the parties agreed to, among other things, Trumble agreed to release the Company from its obligations under the put, including any obligation to make the interest payment or to pay interest on any sum whatsoever, and release any security interest he claims in the real estate owned by Gulfgate and/or Bott, and the Company, within 60 days, shall secure a funding commitment in which Trumble shall be paid the sum of $307,000 at the time of the closing of the funding. This sum shall be used to purchase 165,053 shares of the common stock of the Company from Trumble at the price of $1.86 per share. The Company shall also pay from the funding all amounts of bank or other indebtedness owed by the Company, Bott or Gulfgate, which is personally guaranteed by Trumble. The Company shall issue Trumble, upon closing of the funding, 60,000 shares of the Company’s common stock. This additional issuance of shares of the common stock of the Company shall be in full and final satisfaction of all claims that Trumble has or may have to additional shares of the Company’s common stock as a result of any breach of, or failure to meet a milestone under, the SPA.

 (4)          Accounts Receivable:

Accounts receivable has been reduced by an allowance for amounts that may become uncollectible. This estimated allowance is based primarily on Management's evaluation of the financial condition of the customer and historical bad debt experience. The Company has provided reserves for doubtful accounts as of September 30, 2006 in the amount of $83,081 that the Company believes are adequate.

(5)           Inventories:

Inventories consist of finished goods of $647,823, raw material of mature timber of $647,953, and work in process in the amount of $768,912 at September 30, 2006.

(6)           Plant, Property and Equipment:

A summary at September 30, 2006 and 2005 are as follows:

2006
Land	$778,608
Buildings and improvements	1,244,453
Furniture, Machinery and equipment	1,025,414
Automobiles and trucks	47,508
3,095,983
Less accumulated depreciation	(520,956)
$2,575,027

Depreciation expense charged to operations totaled $238,569 and $242,367 respectively, for the years ended September 30, 2006 and 2005.

The Company had construction in progress amounting $289,740. The Company determined that the completion of the asset is uncertain due to lack of resources and impaired the full amount of construction in progress as of September 30, 2006.

(7)           Goodwill Impairment

The Company evaluates intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company assessed the carrying value of goodwill in accordance with the requirements of SFAS #142 "Goodwill and Other Intangible Assets".  Based on its assessment, the Company determined that $915,434 of goodwill relating to its acquisition of BOTT & Gulfgate is impaired at September 30, 2006

(8)           Investments in Can Am Ethanol One, Inc.:

Can Am was created to manufacture, own and operate one ethanol production facility in British Columbia, Canada in November 2004. In June 2005, the Company made CN$75,000 at risk deposit to open escrow toward purchase of 2,150 acres of land intended to serve as a plant site in British Columbia, Canada (“Purchase Agreement”). This project was discontinued. As of September 30, 2006 the Company impaired this investment deposit.

(9)           Business Lines of Credits - Bott:

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

This replacement promissory note was finalized in December 2005, for $372,012 at a variable interest rate equal to the bank's prime rate. The note provides for five monthly principal payments of $3,092 and a final payment of the remaining principal and interest in June 2006.

The Agreements and Notes are secured by the inventory, chattel paper, accounts receivable and general intangibles. The Agreements and Notes are also secured by the personal performance guarantees of certain executives of the Company (Commercial Guarantees). All amounts related to Bott’s outstanding promissory notes totaled $496,877 on September 30, 2006.

(10)        Business Line of Credit - Gulfgate:

In June 2002, Gulfgate executed a promissory note (“Note”) with a bank that allowed Gulfgate to borrow up to $200,000 at an interest rate equal to the bank’s prime rate, or a minimum interest rate of 5.00% per annum, whichever was greater. The Note provided for monthly payments of all accrued unpaid interest due as of the date of each payment. The Note remains in force and effect until the bank provides notice to Gulfgate that no additional withdrawals are permitted (Final Availability Date). Thereafter, payments equal to either $250 or the outstanding interest plus one percent of the outstanding principal as of the Final Availability Date are due monthly until the Note is repaid in full. The Note allows for prepayment of all or part of the outstanding principal or interest without penalty. The Note is secured by Gulfgate’s accounts with the bank, and by Gulfgate’s inventory, chattel paper, accounts receivable, and general intangibles. The Agreement is also secured by the performance guarantees of Mr. Mark Trumble, Mr. Lawrence Weisdorn and the Company. Amounts outstanding at September 30, 2006 totaled $171,539.

(11)         Liability to be satisfied through the issuance of shares

In September, 2006, the Company incurred a liability for stock subscribed in the amount of $1,194,376.  The Company sold 670,000 shares of its common stock for $1,005,000 via a private placement offering through SW Bach & Company, a New York securities dealer.  The Company anticipates satisfying its private placement obligations through issuance of common stock to shareholders as soon as the Company completes its SB-2 registration with the Securities & Exchange Commission.

The Company sold 277,978 shares of its common stock for $180,000 via another private placement offering from June through August 2006. The remainder $9,376 for 6,298 shares are for services rendered during the fiscal year. The Company intends to satisfy its obligations through issuance of common stock to shareholders in January 2007.

(12)        Long-Term Debts:

Promissory Notes:

In May 2003, Bott executed a promissory note with a bank in the amount of $26,398 at an interest rate equals to four point fifty five percent (4.55%) for a vehicle purchase. The term of the note is for fifty-nine (59) months at $494 per month. Balance outstanding at September 30, 2006 was $10,143.

Mortgage:

On May 31, 2002, Gulfgate entered into a $140,000 promissory note (“Note”) with a bank in connection with the refinancing of Gulfgate’s real estate.   The Note bears a fixed interest rate of seven percent (7.00%) per annum.   The Loan provided for fifty-nine monthly payments of $1,267 due beginning July 2002 and ending June 2007.  The Note may be prepaid without fee or penalty and is secured by a deed of trust on Gulfgate’s realty.   Balance outstanding at September 30, 2006 was $19,724.

Loans from shareholders:

In September 2005, Daniel K. Moscaritolo, COO and Director, and James A. Latty, CEO and Chairman, (“Lenders”) each loaned the Company, $95,800 (collectively, $191,600). The transactions are evidenced by two notes dated November 1, 2005 (hereinafter, “Notes”). The terms of the Notes require repayment of the principal and interest, which accrues at a rate of ten percent (10%) per annum on May 1, 2006. The Notes are accompanied by Security Agreements that grant the Lenders a security interest in all personal property belonging to the Company, as well as granting an undivided ½ security interest in all of the Company’s right title and interest to any trademarks, trade names, contract rights, and leasehold interests. Balance outstanding at September 30, 2006 was $147,163. The interest recorded was $17,563 for the year ended September 30, 2006.

Financing Lease Agreements:

In September 2002, Gulfgate entered into a non-cancelable debt financing agreement (“Agreement”) with the bank’s leasing corporation for the financing of certain equipment and a paint booth. The Agreement calls for the payment of forty-eight (48) monthly installment payments of $1,556 beginning September 2002 at the interest rate of 6.90 percent per annum. Balance was paid at September 30, 2006.

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

At the end of September 30, 2006 the loan has not been converted into common stock, the principal amount became due and payable.

Summary of long-term notes payable and financing lease are as follow:

Promissory notes for automobile	$10,143
Mortgage payable	19,724
Convertible loan	150,000
Less current portion	179,867
Long-term	168,267
$11,600

(13)         Income Taxes:

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the currently enacted marginal income tax rate. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. Deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

There is no provision for income taxes for the periods presented. Net operating loss carry forwards have been offset in their entirety by a valuation allowance. The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	2006	2005
Federal income tax rate	35.0%	35.0%
State income tax rate	6.0%	6.0%
Current year losses: loss for which no current benefit is provided	(41.0)	(41.0)
Effective Income Tax Rate	0%	0%

The deferred tax asset results from net operating loss carry forwards of approximately $9.2 million of which $0.2 million expires in 2017; $0.7 million expires in 2018; $2.3 million expires in 2019; $2.3 million expires in 2020, and $3.6 million expires in 2021. The resulting tax benefit of approximately $2.3 million is completely offset by a valuation allowance because of uncertainties as to its realization.

(14)        Commitments:

The Company leases one facility for its operations under a lease agreement expiring December 31, 2008. The following is a schedule by years of future minimum base rental payments, excluding operating expenses, required under operating lease, which represents non-cancelable lease terms in excess of one year as of September 30, 2006:

On April 30, 2005, the Company entered into a vehicle lease agreement. The agreement provided for a $25,000 down payment and thirty-eight (38) monthly payments of $2,884 due on the 1st of each month.

Facility and vehicle leases:
2007	$182,777
2008	174,124
2009	37,041
$393,942

Lease expenses amounted to $151,275 and $151,275 for the years ended September 30, 2006 and 2005 respectively.

The Company has employment agreements with certain key executives through 2007 providing aggregate annual compensation of approximately $713,000.

(15) Warrants and Employee Stock Options:

Warrants outstanding
	Number	Average Exercise Price
Outstanding at beginning of the year	910,183	$2.65
Granted during the year	2,230,182	2.26
Outstanding at end of the year	2,440,365	2.52
Exercisable at end of the year	380,000	2.26
Exercised during the year	0	-
Cancelled during the year	700,000	2.65

	Aggregate Intrinsic Value	Number of Warrants
Outstanding at September 30, 2005	$2,411,985	910,183
Granted	921,250	2,230,182
Exercised	-	-
Cancelled	-	700,000
Outstanding at September 30, 2006	$6,145,653	2,440,365

Significant Assumptions Used to Estimate Fair Value

The weighted-average assumptions used in estimating the fair value of warrants granted during the period, along with the weighted-average grant date fair values, were as follows: Expected volatility: 145%; average expected life in years: 3; average risk free interest rate: 6% and dividend yield: 0%

Employee Stock Options:

In connection with the employment agreements, the Company has granted options to certain key employees to acquire common stock of the Company (“Options”).

The number of weighted average exercise prices of all options granted for the years ended September 30, 2006 are as follows:

	Number	Average Exercise Price
Outstanding at beginning of the year	4,428,044	$3.00
Granted during the year	300,000	1.65
Outstanding at end of the year	4,443,044	1.81
Exercisable at end of the year	3,893,720	1.81
Exercised during the year	10,000	1.00
Cancelled during the year	275,000	1.83

Total options outstanding	4,443,044
Exercise prices	$ 3.35
Weighted average remaining life (years)	3

(16)        Stockholders’ Equity

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

In a letter to Mercatus dated April 13, 2006 the Company declared Mercatus to be in material breach of the above Private Purchase Agreements due to non-payment, terminated the Agreements in their entirety and exercised its right to demand the return of all the shares. All 3,400,000 shares were returned to the Company’s treasury in August 2006.

On December 13, 2005 the Company issued and delivered 129,054 shares of the Company’s common stock for $106,000.

During the month of December 2005, the Company issued and delivered an aggregate amount of 8,254 shares of the Company’s common stock to three consultants for services valued at approximately $16,000.

The Company sold 2,013,510 shares of its common stock for $1,534,963 via another private placement offering from February through June 2006, net of underwriting fees of $108,915. The Company satisfied its obligations through issuance of common stock to shareholders in June 2006.

The company issued warrants to the underwriters to purchase 310,000 shares of its common stock at a price of $1.60 per share. The proceeds from the issuance of the 2,013,510 shares were recorded net of the fair value of the warrants and the underwriter’s fees. The fair value of the warrants, $419,639 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 6%, volatility of 145%, dividend yield of 0% and expected life of 3 years.

 (17)       Resignation of Executive Officer and Board Member:

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

(18)        Legal settlement:

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

(19)         Assignment of the Trumble Claims:

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

(20)        Contingencies and Subsequent Events:

A. Appointment of Director

Effective October 18, 2006, Mr. Steven Newsom was appointed to the Board of Directors of the Company. As of November 15, 2006, the Board of Directors is comprised of two members, Mr. Newsom and James A. Latty.

Pursuant to his appointment, Mr. Newsom and the Company entered into a Consulting Agreement. Pursuant to the Consulting Agreement, Mr. Newsom shall receive the following: (i) the sum of $20,000, (ii) the sum of $4,000 per month payable on the first day of each month during his tenure as a member of the Company's Board of Directors, (iii) an additional $2,000 per trip, if Mr. Newsom makes more than three trips (per quarter) to attend meetings on Company's business, (iv) $250 per hour for work performed for the Company over and above time spent on trips to attend meetings on Company's business, (v) travel expenses for trips to attend meetings on Company's business, and (vi) options for the purchase of up to 300,000 shares of common stock of the Company at an exercise price of $0.51 per share. The option period shall be 60 months from October 18, 2006.

B. Securities Purchase Agreement with GCA Strategic Investment Fund Limited:

On October 31, 2006, the Company closed its Securities Purchase Agreement (the “Agreement”) with GCA Strategic Investment Fund Limited (“Purchaser”). The Company issued a $3,530,000 Convertible Note due October 31, 2009 (the “Note”), and the purchase price of the Note was $3,177,000 (ninety per cent of the principal amount of the Note). The Note does not bear interest except upon an event of default, at which time interest shall accrue at the rate of 18% per annum.

Security-The Note is secured by a first security position in all assets of the Company and its subsidiaries, Bott Equipment Company, Inc., a Texas corporation, and Gulfgate Equipment, Inc., in their inventory, equipment, furniture and fixtures, rental fleet equipment and any other of their assets wherever located except accounts receivable and assets solely attributable to their alternative fuel projects.

Registration Rights-The Company agreed to use its best efforts to file a registration statement to register the resale of the common shares issuable upon the conversion of the Note and exercise of the warrants (the “Conversion Shares”) by December 31, 2006. The Company will also use its best efforts to cause the registration statement to become effective within by January 31, 2007. If the registration statement is not timely filed, the Company owes Purchaser liquidated damages in the amount of 1% of the principal amount of the then outstanding balance due under the Note for each 60-day period, prorated, until the registration statement is filed. If the registration statement is not declared effective within such 90 day period, the Company will owe Purchaser liquidated damages in the amount of 2% of the principal amount of the then outstanding balance of the Note for each 30-day period, prorated, until the registration statement is declared effective.

Conversion Price: The Note may be converted into Company's common shares. The conversion price will be 85% of the trading volume weighted average price, as reported by Bloomberg LP (the “VWAP”), for the five trading days immediately prior to the date of notice of conversion. During the first 30 days after the registration statement is effective registration the conversion price will not be less than $0.47 (the “Floor Conversion Price”), nor greater than $0.61 (the “Ceiling Conversion Price”). For the ninety (90) day period following the Initial Pricing Period and each successive ninety (90) day period thereafter (each a “Reset Period”), the Floor Conversion Price shall be reduced by an amount equal to 40% of the lesser of (i) the Floor Conversion Price or (ii) the Closing Bid Price as reported by Bloomberg on the trading day immediately following the Initial Pricing Period or Reset Period, as the case may be, and the Ceiling Conversion Price shall be increased by an amount equal to 40% of the lesser of (y) the current Ceiling Conversion Price or (z) the closing bid price as reported by Bloomberg on the trading day immediately following the Initial Pricing Period or Reset Period as the case may be.

Prepayment-For so long as Company is not in default and Company is not in receipt of a notice of conversion from the holder of the Note, Company may, at its option, prepay, in whole or in part, this Convertible Note for a pre-payment price (the “Prepayment Price”) equal to the greater of (i) 110% of the outstanding principal amount of the Note plus all accrued and unpaid interest if any, and any outstanding liquidated damages, if any, or (ii) (x) the number of Company's common shares into which the Notes is then convertible, times (y) the average VWAP of Company's common shares for the five (5) trading days immediately prior to the date that the Note is called for redemption, plus accrued and unpaid interest.

Redemption-The Company may be required under certain circumstances to redeem any outstanding balance of the Note and the warrants. The redemption price under these circumstances of the outstanding balance due under the Note is equal to the greater of: (i) the Prepayment Price or (ii) (x) the number of Company's common shares into which the unpaid balance due under the Note is then convertible, times (y) the five (5) day VWAP price of Company's common shares for the five trading days immediately prior to the date that the unpaid balance due under the Note is called for redemption, plus accrued and unpaid interest, if any.

Warrant-The Company issued warrants to purchase 1,000,000 shares of its common stock. These warrants are callable if the common stock trades at a price equal to 200% of the strike price of the warrants based on any consecutive five day trading average VWAP value. The warrants have a term of five years and an exercise price of $0.66 (120% of the average five day VWAP price for Company's common stock for the five trading days immediately prior to October 31, 2006).

Company paid an application fee to Global Capital Advisors, LLC (“Adviser”), Purchaser's adviser, from the proceeds of the funding in an amount equal to one percent of the funding, excluding warrants. Additionally, Company issued to Adviser on warrant to purchase 500,000 shares of Company's common stock. These warrants have a term of five years and have an initial fixed exercise price of $0.66 (120% of the five day VWAP for the five trading days immediately prior to October 31, 2006).

The proceed received from this agreement were used to pay off all notes payable to third party listed under Footnotes 9, 10 and 12. Major disbursements included three notes payable to a bank (Notes 9 and 10) totaling $668,030; auto and property loans totaling $40,561; convertible loan $150,000; and $307,000 related to the First amended stock purchase agreement with Mark Trumble (Note 3), and Daniel Moscaritolo (see section F)

C. Amendments to Articles of Incorporation and Bylaws

On December 5, 2006, the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as MEMS USA, Inc.) would merge with a newly formed wholly-owned subsidiary, Convergence Ethanol, Inc., as a parent/ subsidiary merger with the Company as the surviving corporation. This merger, which became effective as of December 5, 2006, was completed pursuant to Section 92A.180 of the Nevada Revised Statutes. Shareholder approval to this merger was not required under Section 92A.180. The purpose of this merger was to change the Company's name to "Convergence Ethanol, Inc."

D. Resignation and termination of Daniel Moscaritolo as a director and officer:

On December 14, 2006, the Company filed a lawsuit in the United States District Court, Central District of California, Western Division (Case No.: CV06-07971) against Daniel Moscaritolo for violations of the Securities Exchange Act of 1934, declaratory relief, breach of fiduciary duty, intentional interference with contract, and conversion arising out of Mr. Moscaritolo's improper actions to wrest control of the Company by soliciting proxies for a shareholder vote to take over the Company.

On December 15, 2006, Mr. Moscaritolo and Mr. Hemingway, individually, and purporting to act derivatively on behalf of the shareholders of the Company, filed a lawsuit in Nevada State Court, County of Washoe (Case No.: CV0603002) against Dr. Latty and Mr. York for injunctive relief, declaratory relief, receivership, and accounting relating to the failed effort to remove them from the Board of Directors of the Company and seeking a court order approving their removal (the “Moscaritolo Action”). The Moscaritolo action has been dismissed, but on January 9, 2007 he filed a second lawsuit in Nevada State Court against the Company, Dr. Latty, and Mr. Newsom for injuctive relief to hold Annual Shareholders Meeting.

The Company intends to pursue the claims set forth in the Company Action and to oppose the claims set forth in the Second Moscaritolo Action.

E. Repayment of loan to Daniel Moscaritolo

On October 31, 2006 Mr. Daniel Moscaritolo demanded repayment of the remainder balance of his loans to the Company. He was paid a sum of $54,358 of which $8,558 was for accrued interest.

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

Item 8B. Other Information

None

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth below are our directors and officers.

Name	Age	Position
Dr. James A. Latty	60	Chief Executive Officer, President and Chairman of the Board of Directors
Steve Newsom	47	Director
Richard W. York	58	Chief Financial Officer

James A. Latty, Ph.D., PE was appointed Chief Executive Officer and Chairman of the Board on July 1, 2005, in addition to the position of President, which Dr. Latty has held since September of 2004. Since 1992, Dr. Latty has been president of JAL Engineering, an engineering services provider wholly-owned by Dr. Latty specializing in power and petro-chemical process technologies. >From April 2000 to September 2004, Dr. Latty was a director of business development for Rockwell Scientific, Inc.

Mr. Newsom joined us a director and consultant in October 2006. He received his undergraduate degree in Maritime Systems Engineering from Texas A&M University, a Master's of Business Administration from the University of Houston at Clear Lake, and a Juris Doctrate from the University of Houston. Mr. Newsom has been an attorney in Houston, Texas since June 19, 1997. His practice consists of general civil practice and real estate transactions.

On November 14, 2006, Danny Moscaritolo submitted a letter of resignation to resign as a member of the Board of Directors of the Company.

On November 17, 2006, Daniel Moscaritolo was terminated from his position as Chief Operating Officer.

On December 13, 2006, Mr. Moscaritolo presented management with a purported action by written consent of the shareholders of the Company indicating that the shareholders had elected to remove the current board of directors and elect Daniel Moscaritolo and Thomas Hemingway as directors. Mr. Moscaritolo also presented management with two separate purported actions by written consent of the new purported board of directors indicating that the Company's current officers, James A. Latty and Richard W. York, were terminated and that Mr. Moscaritolo was elected to serve as Secretary of the Company and Mr. Hemingway was elected to serve as President and Chief Executive Officer of the Company. The Company rejected the purported shareholder action on the grounds that, on its face, the purported action showed an insufficient number of votes had been obtained to approve the requested action, and on the further grounds that the consenting shareholders had violated the proxy rules set forth in Section 14 of the Securities Exchange Act of 1934, as amended (the “Act”). In light of the invalidity of the purported shareholder action, the Company also rejected the actions of the new purported board of directors terminating and replacing the officers of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Our current officers and directors have filed the reports required by Section 16(a). All reports were timely except: (1) Form 3 and Form 4 filed by James A. Latty on December 6, 2006; (2) Form 3 and Form 4 filed by Richard York on December 7, 2006; and, (3) Form 3 and Form 4 filed by Steven Newsom on December 11, 2006. We have requested that all former officers, directors and 10% stockholders file all required reports. We have requested that all former officers, directors and 10% stockholders file all required reports.

Item 10. Executive Compensation.

Cash Compensation of Executive Officers. The following table sets forth the cash compensation paid by us to our executive officers for services rendered during the fiscal years ended September 30, 2006, 2005 and 2004.

	Annual Compensation				Long-Term Compensation
Name and Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Common Shares Underlying Options Granted (# Shares)	All Other Compensation
James A. Latty, CEO	2006	$240,000	--
	2005	$240,000	--	$5,950		1,000,000
	2004	$240,000	--			1,284,343

Daniel K. Moscaritolo,	2006	$240,000		$9,350
COO & CTO (1)	2005	$240,000		$10,200
	2004	$240,000		$94,770		1,284,343 (1)

Richard York, CFO (2)	2006	$93,000				26,335
	2005	$93,000				5,000
	2004	$15,500				50,000

(1)  Mr. Moscaritolo was removed as our COO and CTO on November 17, 2006.
(2)  Effective November 1, 2006 Mr. Richard W. York’s annual compensation will be $120,000.

No executive officer received options in fiscal 2006.

Aggregated Option/SAR Exercises in 2006 Fiscal Year
and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
James A. Latty	-	-	1,000,000/0	$0/$0 (1)

Daniel K. Moscaritolo (3)	-	-	0 / 0	$0/$0

Richard York	-	-	35,000/15,000	$0/$0

(1)  Based on a closing price of $1.00 per share for our common stock as quoted on the OTC Bulletin Board on September 29, 2006.

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

Employment Agreements. Our President and CEO, Dr. Latty, has a written employment agreement with us dated as of July 1, 2002.  We assumed this agreement pursuant to the January 2004 reverse acquisition transaction.  It provides for annual compensation of $240,000.  Options were granted with the original agreement which did not vest.

Our CFO, Mr. York, had an employment agreement with us dated as of November 1, 2004.  The agreement was for a term of three years and provided for annual compensation of $93,000.  Mr. York was granted an option to purchase 50,000 shares of our common stock at an exercise price of $1.92 per share. These options shall vest as follows: 10% upon execution of the agreement; and thirty percent (30%) per annum on each anniversary date.

On November 1, 2006, Mr. York’s employment agreement was renewed for an additional three year term for annual compensation of $120,000 per year and a $500 per month car allowance.  Mr. York was granted an option to purchase 300,000 shares of our common stock at $0.45 per share. The options vest as follows: 10% upon execution of the agreement; and thirty percent (30%) per annum on each anniversary date. If Mr. York terminates his employment for good reason or if he is terminated by us for any reason other than for cause, Mr. York shall be entitled to a lump sum cash payment equal to 12 months salary, payable no later than thirty days following termination of employment.

Pursuant to his appointment, Mr. Newsom and the Company entered into a Consulting Agreement. Pursuant to the Consulting Agreement, Mr. Newsom shall receive the following: (i) the sum of $20,000, (ii) the sum of $4,000 per month payable on the first day of each month during his tenure as a member of the Registrant's Board of Directors, (iii) an additional $2,000 per trip, if Mr. Newsom makes more than three trips (per quarter) to attend meetings on Registrant's business, (iv) $250 per hour for work performed for the Registrant over and above time spent on trips to attend meetings on Registrant's business, (v) travel expenses for trips to attend meetings on Registrant's business, and (vi) options for the purchase of up to 300,000 shares of common stock of the Registrant at an exercise price of $0.51 per share. The option period shall be 60 months from October 18, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock as of December 14, 2006 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group.

Name and Address (1)	Number of Shares	Percentage Owned
Dr. James A. Latty	3,464,468 (2)	18.6%
Steve Newsom	300,000 (3)	1.7%
Richard W. York	96,336 (4)	0.5%
Mark Trumble	1,569,902	8.9%
Daniel K. Moscaritolo	2,437,605	13.8%

(1)  Address is 5701 Lindero Canyon Road, Suite 2-100, Westlake Village, California 91362.

(2)  Includes options granted to Dr. Latty to purchase 1,000,000 shares of our common stock exercisable within 60 days of December 14, 2006.

(3)  All represent options exercisable within 60 days of December 14, 2006.

(4)  Includes 65,000 options granted to Mr. York exercisable within 60 days of December 14, 2006.

Equity Compensation Plans

The following table sets forth certain information as of September 30, 2006 concerning our equity compensation plans:

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Common Shares Remaining Available for Issuance Under Equity Compensation Plan
Equity compensation plan approved by shareholders	N/A	N/A	N/A
Equity compensation plan not approved by shareholders (1)	2,453,167	$2.53	863,715

(1)
Represents (a) 1,435,167 shares of common stock issuable upon exercise of options granted to officers and employees under our 2004 Stock Incentive Plan which has not been approved by shareholders (b) 1,000,000 shares of common stock issuable upon exercise of options issued outside the 2004 Plan to our Chairman Mr. Latty.

Item 12. Certain Relationships and Related Transactions.

In October 2005, our Chairman and CEO James Latty, PhD, PE. loaned the Company $105,800. The terms of the Note require repayment of the principal and interest, which accrues at a rate of ten percent (10%) per annum on May 1, 2006. The Note is accompanied by Security Agreements that grant the Lenders a security interest in all personal property belonging to the Company, as well as granting an undivided ½ security interest in all of the Company’s right title and interest to any trademarks, trade names, contract rights, and leasehold interests. Balance outstanding at September 30, 2006 was $93,187.

Daniel Moscaritolo, our then COO and director loaned the Company $105,800 in October 2005 under the same terms. Balance outstanding at September 30, 2006 was $53,976. Mr. Moscaritolo’s balance plus interest accrued in October 2006 was paid in full on October 31, 2006.

Item 13. Exhibits.

(a)       Index To Exhibits

3.1	Articles of Incorporation of the Registrant, as amended

3.2	Bylaws of the Registrant

4.1	Registration Rights Agreement

10.1	Sales Agency Agreement dated August 22, 2005 between S.W. Bach & Company and MEMS USA, Inc., a Nevada corporation

21.1	List of Subsidiaries

23.1	Consent of Independent Certified Public Accountants (FY 2004)

23.2	Consent of Independent Certified Public Accountants (FY 2005)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services.

Our board of directors has selected Kabani & Company, Inc. as our independent accountants to audit our consolidated financial statements for the fiscal year 2006.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to us by Kabani & Company, Inc. for the years ended September 30, 2006 and Stonefield Josephson, Inc. in 2005 were as follows:

Services Provided	2006		2005
Audit Fees		$75,000		$110,920
Audit Related Fees		$22,500	$	- 0 -
Tax Fees	$	- 0 -	$	- 0 -
All Other Fees	$	- 0 -	$	- 0 -
Total		$97,500		$110,920

Audit and Non-Audit Fees

Audit Fees.  The aggregate fees billed for the years ended September 30, 2006 and 2005 were for the audits of our annual financial statements and reports.

Audit Related Fees.  The aggregate fees billed for the year ended September 30, 2006 were for review of our quarterly financial statements.

Tax Fees.  There were no fees billed for the years ended September 30, 2006 and 2005 for professional services related to tax compliance, tax advice and tax returns preparation.

All Other Fees.  There were no other fees billed for the years ended September 30, 2006 and 2005 for services other than the services described above.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Kabani & Company, Inc. and the estimated fees related to these services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of January 2007.

CONVERGENCE ETHANOL, INC. (Registrant)

By:	/s/ James A. Latty
James A. Latty
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Latty, his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James A. Latty	Chief Executive Officer and Director	January 17, 2007
James A. Latty	(Principal Executive Officer)

/s/ Richard W. York	Chief Financial Officer	January 17, 2007
Richard York	(Principal Financial Officer)

/s/ Steven Newsome	Director	January 17, 2007
Steven Newsome