Form 10QSB
period 2006-12-31
Convergence Ethanol, Inc.
filed 2007-02-20
CIK 23778

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of February 10, 2007 was 17,487,254.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Documents incorporated by reference:

None

PART I
FINANCIAL INFORMATION

PART II OTHER INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS
CONVERGENCE ETHANOL, INC. (fka Mems USA, Inc.)
Consolidated Balance Sheet
(Unaudited)

December 31, 2006
A S S E T S
Current assets:
Cash and cash equivalent	$169,306
Accounts receivable, net allowance for uncollectible of $144,060	1,534,644
Inventories, net	1,177,066
Other current assets	730,719
Total current assets	3,611,735
Plant, property and equipment, net	2,548,235
Other assets	721,703
Total assets	$6,881,673

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,667,038
Current portion of long-term debt	8,044
Other liabilities	142,812
Loans from shareholders	103,108
Liability to be satisfied through the issuance of shares	1,200,375
Derivative liability	3,953,337
Total current liabilities	7,074,714
Long-term liabilities	13,446
Liability related to convertible debenture payable	876,228
Total liabilities	7,964,388
Minority interests	101,125
Stockholders' Deficit :
Common stock, $0.001 par value; 100,000,000 shares authorized; 20,256,938 shares issued and outstanding	20,257
Additional paid in capital	19,559,734
Accumulated deficit	(16,964,274)
Treasury stock (2,710,436 shares)	(3,799,558)
Total stockholders' deficit	(1,183,840)
Total liabilities and stockholders' deficit	$6,881,673

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONVERGENCE ETHANOL, INC. (fka Mems USA, Inc.)
Consolidated Statement of Operations
Three month periods ended December 31, 2006 and 2005
(Unaudited)

	2006	2005

Net Revenue	$3,947,772	$2,626,519
Cost of revenue	3,281,511	2,071,744
Gross profit	666,261	554,775
Selling, general and administrative expenses	1,387,825	1,321,547
Loss from operations	(721,564)	(766,772)
Other income (expenses)
Gain from change in derivative liability	543,469	-
Income due to legal settlement	-	3,703,634
Interest expense	(249,869)	(35,498)
Other income (expense)	(65,093)	12,217
Total other income	228,507	3,680,353
Income (loss) before minority interest	(493,057)	2,913,581
Loss attributable to minority interest	2,806	-
Net income (loss)	$(490,251)	$2,913,581

Net income (loss) per share, basic and diluted:
Weighted average number of shares outstanding, basic & diluted	17,610,368	18,439,506
Net income (loss) per share, basic & diluted	$(0.03)	$0.16

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONVERGENCE ETHANOL, INC. (fka Mems USA, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Month Periods ended December 31, 2006 & 2005
(Unaudited)
	2006	2005
Cash flows used for operating activities:
Net income (loss)	$(490,251)	$2,913,581
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income due to legal settlement	-	(3,703,634)
Depreciation and amortization	64,989	61,693
Stock base compensation, director and employee	85,894	-
Amortization of prepaid loan fees	47,864	-
Amortization of discount on convertible debenture	178,593
Gain from derivative liability	(543,469)	-
Common stock issued for services	6,000	10,000
Loss attributable to minority interest	(2,805)
Change in assets and liabilities:
Accounts receivable	(252,646)	(186,172)
Inventories	862,622	112,176
Other current assets	287,750	72,133
Accounts payable and accrued expenses	(1,714,428)	5,445
Other current liabilities	63,533	-
Total adjustments	(916,103)	(3,628,359)
Net cash used for operating activities	(1,406,354)	(714,778)
Cash flows from investing activities:
Purchase of property and equipment	-	(20,769)
Other assets	-	24,000
Net cash used for investing activities	-	3,231
Cash flows from financing activities:
Proceeds from convertible loan	3,177,000	-
Debts issuance cost	(476,370)	-
Lines of credit	(325,114)	-
Promissory notes payable	(365,245)	-
Current portion of long-term debt	(43,860)	(30,398)
Convertible loan	(150,000)	-
Payment due to legal settlement	(307,000)	-
Repayment of loan from shareholders	(64,300)	20,000
Net cash provided by (used in) financing activities	1,445,111	(10,398)

Net increase (decrease) in cash and cash equivalents	38,756	(721,945)
Cash and cash equivalents, beginning of period	130,550	828,153
Cash and cash equivalents, end of period	$169,306	$106,208

Supplemental disclosure of cash flow information:
Interest paid	$71,276	$35,498
Income taxes paid	$-	$-
Supplemental disclosure of non-cash financing activities:
Common stock issued for finder's fees for HEO property	$38,500	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONVERGENCE ETHANOL, INC. (fka MEMS USA, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Accounts Payable and accrued expenses:

Accounts payable and accrued expenses includes trade accounts payable of $1,132,980 for the three month periods ended December 31, 2006 and accrued expenses of $534,059 respectively.

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

Advertising Costs:

The Company expenses the cost of advertising as incurred. The advertising expense charged against operations for the three month periods ended December 31, 2006 and 2005 were $3,798 and $5,561 respectively.

Income Taxes:

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the currently enacted marginal income tax rate. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. Deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Earnings Per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock equivalents had been exercised and issued and if the additional common shares were dilutive. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. There were 87,919 shares of common stock equivalents for the three month period ended December 31, 2006 which were excluded because they are not dilutive. Common stock equivalents includes, but is not limited to warrants, stock options, convertible debentures, etc.

Accounting change

On October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards. The Company adopted SFAS 123R under the modified prospective method, which requires the application of SFAS 123R in 2006 to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of October 1, 2006, shall be recognized as the remaining services are rendered.

Stock-based compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on October 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of October 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after October 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

As of December 31, 2006, the Company has adopted one share-based compensation plan which is described below. In addition to this plan, the Company grants various other stock options, warrants and stock directly to certain parties. The Company grants all such awards as incentive compensation to officers, directors, and employees, and as compensation for the services of independent contractors and consultants of the Company.

MEMS USA, Inc. 2004 Stock Incentive Plan

The MEMS USA, Inc. 2004 Stock Incentive Plan, which was approved by the board of directors and stockholders, permits the grant of share options to officers, directors, employees, and consultants of the Company for up to 1,850,000 shares of common stock. The board of directors has the right to amend, suspend or terminate the MEMS USA, Inc. 2004 Stock Incentive Plan at any time. Unless sooner terminated by the board of directors, the MEMS USA, Inc. 2004 Stock Incentive Plan will terminate on December 31, 2007. As of December 31, 2006, under the 2004 plan the Company has granted options to purchase 1,297,500 shares of common stock under the MEMS USA, Inc. 2004 Incentive Plan, 345,000 of which have been forfeited leaving 952,500 outstanding, of which, 587,250 have vested.

The Company’s stock-based compensation to officers, directors, employees, and consultants of the Company primarily consists of the following:

Stock options: The Company generally grants stock options to employees, directors and consultants at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options may be granted throughout the year, vest immediately, vest based on years of continuous service, or vest upon completion of specified performance conditions, and expire over various terms ranging from 5 to 10 years. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each separate vesting portion of the stock option award, or, for awards with performance conditions, when the performance condition is met.

Stock warrants: The Company generally grants stock warrants relating to compensation to consultants at exercise prices equal to or above the fair market value of the Company’s stock at the dates of grant. Stock warrants may be granted throughout the year, vest immediately, and expire over various terms between 2 and 5 years. The Company recognizes compensation expense for the fair value of the stock warrants over the requisite service period.

Stock grants: The Company generally grants stock relating to compensation to employees, directors and consultants at prices equal to or below the fair market value of the Company’s stock at the date of grant. The Company recognizes compensation expense for the fair value of the stock over the requisite service period.

The fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options and warrants. The expected dividend yield assumption is based on the Company’s expectation of dividend payouts. Expected volatilities are based on historical volatility of the Company’s stock. The average risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. The expected life is primarily determined using guidance from SAB 107. As such, the expected life of the options and warrants is the average of the vesting term and the full contractual term of the options and warrants. In addition to the assumptions in the table, the Company applies a forfeiture-rate assumption in its estimate of fair value that is primarily based on historical annual forfeiture rates of the Company.

Three Months Ended December 31, 2006
Expected dividend yield	0.00%
Expected volatility	92.5% to 93.6%
Average risk-free interest rate	4.52% to 4.81%
Expected life (in years)	2.5 to 6

The Company did not issue stock options or warrants during the three months ended December 31, 2005.

During the three months ended December 31, 2006, $163,677 of employee and director compensation cost has been recognized from the grant and vesting of options, $85,893 of which has been charged against income, and $77,784 of which represents the unamortized portion of deferred director compensation cost. Deferred director compensation cost is being amortized on a straight-line basis over two years.

Stock Options and Warrants Issued to Third Parties for Services

The Company accounts for stock options and warrants issued to third parties for services in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. Under the provisions of EITF 96-18, because none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the portion of the stock options and warrants earned from the point in time when vesting of the stock options and warrants becomes probable. Final determination of fair value of the stock options and warrants occurs upon actual vesting.

The Company did not issue stock options or warrants to third parties for services during the three months ended December 31, 2006 and 2005.

Stock Options Issued to Employees and Directors for Compensation

Following is the Company’s stock option activity during the three months ended December 31, 2006:

On October 1, 2006, the date the Company adopted SFAS 123R, the Company had outstanding options to purchase 1,884,358 shares of common stock with officers, directors and employees. Of these options, 1,000,000 vested immediately and the remainder vest over 3 years. The options have exercise prices ranging from $0.90 to $2.70 per share, and expire in 10 years. Of these options, 539,324 were unvested on October 1, 2006 with an unrecognized unvested grant date fair value of $527,858. During the three months ended December 31, 2006, $328,887 of the unrecognized unvested fair value of these options was forfeited, the Company recorded officer, director and employee compensation of $71,609 relating to these options, and $127,363 remained unrecognized as of December 31, 2006.

On October 18, 2006, the Company issued options to purchase 300,000 shares of common stock to a director. The options vested upon issuance, have an exercise price of $0.51 per share, and expire in 5 years. The fair value of these options on the date of grant amounted to $86,829, was recorded as deferred director compensation, and is being amortized over two years on the straight-line method. Amortization of this deferred director compensation amounted to $9,045 during the three months ended December 31, 2006. The unamortized deferred director compensation amounted to $77,784 at December 31, 2006.

On November 1, 2006, the Company issued options to purchase 300,000 shares of common stock to an officer. The options vest over 3 years, have an exercise price of $0.45 per share, expire in 10 years, and also vest the day before any merger or acquisition of more than 50% of the Company’s capital stock, or the purchase of substantially all of the Company’s assets, by a third-party. The fair value of these options on the date of grant amounted to $104,792 and is being recognized on a straight-line basis over the requisite service period. The Company recorded officer compensation of $5,240 relating to these options during the three months ended December 31, 2006.

The Company did not issue stock options to employees and directors for compensation during the three months ended December 31, 2005.

Prior to October 1, 2006, the Company accounted for its stock options in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, the difference between the quoted market price as of the date of grant and the contractual purchase price of shares was recognized as compensation expense over the vesting period on a straight-line basis. The Company did not recognize compensation expense in its consolidated financial statements for stock options as the exercise price was not less than 100% of the fair value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and net income per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS 148 “Accounting for Stock-Based Compensation Transaction and Disclosure - An Amendment to SFAS 123, prior to the adoption of SFAS 123R:

Three Months Ended December 31, 2005

Net income, as reported	$2,913,581
Deduct: Total stock-based employee compensation expenses determined under the fair value Black-Scholes method with a 128% volatility at December 31, 2005 and a 6% risk free rate of return assumption	(175,664)
Pro forma net income	$2,737,917

Income per share:
Weighted average shares, basic	18,439,506
Basic, pro forma, per share	$0.15

Weighted average shares, diluted	19,131,642
Diluted, pro forma, per share	$0.14

A summary of option activity relating to employee and director compensation as of December 31, 2006, and changes during the three months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2006	1,884,358	$1.85		$20,000
Granted	600,000	$.48		$-
Exercised	-	$-		-
Forfeited	(345,000)	$1.50		$-
Converted	-	$-		-
Expired	-	$-		-
Canceled	-	$-		-
Outstanding at December 31, 2006	2,139,358	$1.52	7.60	$132,000

Exercisable at December 31, 2006	1,758,696	$1.65	7.25	$64,500

A summary of the status of the Company’s non-vested option shares relating to employee and director compensation as of December 31, 2006, and changes during the three months then ended is presented below:

Non-vested Options	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 1, 2006	539,324	$1.25
Granted	300,000	$0.35
Vested	(143,662)	$1.16
Forfeited	(315,000)	$1.09
Non-vested at December 31, 2006	380,662	$0.70

As of December 31, 2006, there was approximately $227,000 of total unrecognized compensation cost related to non-vested option share-based compensation arrangements. Of the amount, $133,000 is expected to be recognized throughout the remainder of fiscal year ending September 30, 2007, and $49,000 and $45,000 is expected to be recognized throughout fiscal years ending September 30, 2008 and 2009, respectively.

A summary of warrant activity relating to compensation to consultants as of December 31, 2006, and changes during the three months then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2006	822,000	$2.61		$-
Granted	-	$-		-
Exercised	-	$-		-
Forfeited	-	$-		-
Converted	-	$-		-
Expired	-	$-		-
Canceled	-	$-		-
Outstanding at December 31, 2006	822,000	$2.61	2.13	$-

Exercisable at December 31, 2006	822,000	$2.61	2.13	$-

All of the Company’s warrants were fully vested as of October 1, 2006.

Interim Financial Statements:

The accompanying unaudited consolidated financial statements for the three months ended December 31, 2006 and 2005 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2006 included in the Company’s 2006 Annual Report.

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company as a going concern. However, the Company has sustained net losses of $16,964,274 and has used substantial amounts of working capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern. We will continue to raise additional cash through debt or equity financings in 2007 in order to meet our working capital requirements.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. After adoption, the Company is required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate.

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

Hearst Ethanol One Inc. Valuation:

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

Writing off Inventory:

During the fourth quarter of last year the company wrote off the value of HEO’s inventory to a nominal amount. After conducting an asset evaluation review it was determined that no known market for the materials other than utilization in the Company’s planned manufacturing facility currently exists.

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

 (4)        Accounts Receivable:

Accounts receivable has been reduced by an allowance for amounts that may become uncollectible. This estimated allowance is based primarily on Management's evaluation of the financial condition of the customer and historical bad debt experience. The Company has provided reserves for doubtful accounts as of December 31, 2006 in the amount of $144,060  that the Company believes are adequate.

(5)         Inventories:

Inventories consist of finished goods of $568,070, raw material of mature timber of $647,953, and work in process in the amount of $362,497 at December 31, 2006. The inventory reserves in the books is $401,454.

(6)           Plant, Property and Equipment:

A summary at December 31, 2006 are as follows:

Land	$917,108
Buildings and improvements	1,244,453
Furniture, Machinery and equipment	1,025,414
Automobiles and trucks	47,508
3,234,483
Less accumulated depreciation	(586,248)
$2,648,235

Depreciation expense charged to operations totaled $64,989 and $61,693 respectively, for the three months ended December 31, 2006 and 2005.

We evaluate impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, when our review of events, or changes in circumstances suggest the fair value of assets could be less then their net book value. In such event, we would assess long-lived assets for impairment by determining their fair value based on the forecasted, undiscounted cash flows the assets are expected to generate plus the net proceeds expected from the sale of the asset. An impairment loss would be recognized when the fair value is less than the related asset’s net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on our experience and knowledge of our operations and the industries in which we operate. These forecasts could be significantly affected by future changes in market conditions, the economic environment, and capital spending decisions of our customers and inflation. We have not recognized any impairment losses on long-lived assets for the period ended December 31, 2006.

(7)         Goodwill Impairment

We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“ SFAS”) No. 142, Goodwill and Other Intangible Assets . The Company evaluates intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. We have not recognized any impairment losses on any of our intangible assets for the period ended December 31, 2006.

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

The Agreements and Notes are secured by the inventory, chattel paper, accounts receivable and general intangibles. The Agreements and Notes are also secured by the personal performance guarantees of certain executives of the Company (Commercial Guarantees). All amounts related to Bott’s outstanding promissory notes totaled $496,877 on September 30, 2006 and were paid in full on October 31, 2006.

(10)      Business Line of Credit - Gulfgate:

In June 2002, Gulfgate executed a promissory note (“Note”) with a bank that allowed Gulfgate to borrow up to $200,000 at an interest rate equal to the bank’s prime rate, or a minimum interest rate of 5.00% per annum, whichever was greater. The Note provided for monthly payments of all accrued unpaid interest due as of the date of each payment. The Note remains in force and effect until the bank provides notice to Gulfgate that no additional withdrawals are permitted (Final Availability Date). Thereafter, payments equal to either $250 or the outstanding interest plus one percent of the outstanding principal as of the Final Availability Date are due monthly until the Note is repaid in full. The Note allows for prepayment of all or part of the outstanding principal or interest without penalty. The Note is secured by Gulfgate’s accounts with the bank, and by Gulfgate’s inventory, chattel paper, accounts receivable, and general intangibles. The Agreement is also secured by the performance guarantees of Mr. Mark Trumble, Mr. Lawrence Weisdorn and the Company. Amounts outstanding at September 30, 2006 totaled $171,539 and were paid in full on October 31, 2006.

(11)       Liability to be satisfied through the issuance of shares

As of December 31, 2006, the Company incurred a liability for stock subscribed in the amount of $1,200,376.  The Company sold 670,000 shares of its common stock for $1,005,000 via a private placement offering through SW Bach & Company, a New York securities dealer.  The Company anticipates satisfying its private placement obligations through issuance of common stock to shareholders as soon as the Company completes its SB-2 registration with the Securities & Exchange Commission.

The Company sold 277,978 shares of its common stock for $180,000 via another private placement offering from June through August 2006. The balance of the liability ($15,376 / 12,298 shares) was for services rendered during 2006. The Company intends to satisfy these obligations through issuance of common stock to shareholders in February 2007.

(12)      Long-Term Debts:

Promissory Notes:

In May 2003, Bott executed a promissory note with a bank in the amount of $26,398 at an interest rate equals to four point fifty five percent (4.55%) for a vehicle purchase. The term of the note is for fifty-nine (59) months at $494 per month. Balance outstanding at September 30, 2006 was $10,143 and was paid in full on October 31, 2006.

Mortgage:

On May 31, 2002, Gulfgate entered into a $140,000 promissory note (“Note”) with a bank in connection with the refinancing of Gulfgate’s real estate.   The Note bears a fixed interest rate of seven percent (7.00%) per annum.   The Loan provided for fifty-nine monthly payments of $1,267 due beginning July 2002 and ending June 2007.  The Note may be prepaid without fee or penalty and is secured by a deed of trust on Gulfgate’s realty.   Balance outstanding at September 30, 2006 was $19,724 and was fully paid for on October 31, 2006.

Loans from shareholders:

At December 31, 2006 the Company owes James A. Latty, President, CEO and Chairman, the sum of $91,534 in loan and accrued interest. The Company also owes Mr. Latty reimbursement for business travel expenses of $11,574.
.

In September 2005, Daniel K. Moscaritolo, then COO and Director, and James A. Latty, CEO and Chairman, (“Lenders”) each loaned the Company, $95,800 (collectively, $191,600). The transactions are evidenced by two notes dated November 1, 2005 (hereinafter, “Notes”). The terms of the Notes require repayment of the principal and interest, which accrues at a rate of ten percent (10%) per annum on May 1, 2006. The Notes are accompanied by Security Agreements that grant the Lenders a security interest in all personal property belonging to the Company, as well as granting an undivided ½ security interest in all of the Company’s right title and interest to any trademarks, trade names, contract rights, and leasehold interests. Balance outstanding at September 30, 2006 was $147,163. The interest recorded was $17,563 for the year ended September 30, 2006.

 On October 31, 2006 the Company paid Mr. Daniel Moscaritolo a sum of $54,358 of which $8,558 was for accrued interest. As of October 31, 2006 Mr. Moscaritiolo’s loan was paid in full.

Convertible Loan Payable:

A.	Securities Purchase Agreement with an Individual Investor:

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

The loan plus accrued interest was paid in full on October 31, 2006.

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

The proceeds received from this agreement were used to pay off all notes payable to third party listed under Footnotes 9, 10 and 12. Major disbursements included three notes payable to a bank (Notes 9 and 10) totaling $668,030; auto and property loans totaling $40,561; convertible loan $150,000; and $307,000 related to the First amended stock purchase agreement with Mark Trumble (Note 3), and Daniel Moscaritolo (see section F)

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares. The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. This beneficial conversion liability has been calculated to be $2,254,258 at December 31, 2006. In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock. Therefore, the warrants issued in connection with this transaction have been reported as a liability at December 31, 2006 in the accompanying balance sheet with a fair value of $1,076,138. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.64%, volatility of 93.54% and expected term of five year. The redemption liability was $622,941 as at December 31, 2006. The fair value of the beneficial conversion feature, redemption liability and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $2,414,852 and $406,229, respectively. $2,821,081 has been recorded as a discount to the convertible debentures which will be amortized over the term of the debentures.

Principal payments on these convertible debentures are as follows:

Year ending September 30,
2007	$ -0-
2008	-0-
2009	-0-
2010	3,530,000
$ 3,530,000

(15) Warrants:

Warrants outstanding as of December 31, 2006 are as follows :-

Wt Avg
	Warrants	Exercise Price
Outstanding as of October 1, 2006	$ 1,569,262	$ 2.39
Granted	1,561,729	$ 0.66
Exercised	-
Forfeited	-
Outstanding as of December 31, 2006	$ 3,130,991	$ 1.53

		Outstanding Weighted	Weighted		Exercisable Weighted
Price range:	Warrants	Price	Life	Warrants	Price	Weighted Life

$0.61-$3.75	3,130,991	1.53	3.74	3,130,991	1.53	3.74
Total	3,130,991	1.53	3.74	3,130,991	1.53	3.74

All of the Company’s warrants were fully vested as of October 1, 2006.

(16)     Stockholders’ Equity

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

During the month of October 2006, the Company issued and delivered 70,000 shares of the Company’s common stock to one consultant for services valued at approximately $38,500.

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

(19)       Assignment of the Trumble Claims:

The Company and the Weisdorn Parties further agreed the Weisdorn Parties, and each of them; assigned to the Company any and all rights or interest they, or any of them, have in or to the Trumble Claims. On December 15, 2005, the Company assumed Weisdorn Sr.’s obligation to purchase 165,054 shares from Mr. Trumble at $1.86 per share for a total liability of $307,000. The fair value of this obligation at December 15, 2005 is $231,076 (165,054 shares at $1.40 per share) with the difference charged to other income ($75,924). This liability was paid in full as of December 31, 2006.

 (15)      Commitments :

  Provide commitment schedule for Newsom

For the year ended September 30,
2007	$44,000
2008	$48,000
2009	$48,000

(20)      Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal
Officers:

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

(21)      Amendments to Articles of Incorporation and Bylaws

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

(22)      Contingencies and Subsequent Events:

On February 12, 2007 the United States District Court, Central District of California, Western Division entered a preliminary injunction in favor of the Company. Thus, the December 13, 2006 proxies are void, and so too are the shareholder and director actions taken in reliance upon them. Moscaritolo is also enjoined from disseminating confidential company information and from claiming that he is an officer or director of Convergence or HEO.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	quarterly variations in our revenues and operating expenses;

•	announcements of new products or services by us;

•	fluctuations in interest rates;

•	significant sales of our common stock, including “short” sales;

•	the operating and stock price performance of other companies that investors may deem comparable to us; and

•	news reports relating to trends in our markets or general economic conditions;
•	anticipated trends in our financial condition and results of operations; and
•	our ability to successfully develop, finance, construct and operate our planned ethanol production facilities;
We do not undertake to update, revise or correct any forward-looking statements.

Any of the factors described above or in the “Risk Factors” section of this report could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

CURRENT BUSINESS SUMMARY

We are a renewable energy company with a mission to support the energy industry’s production of cleaner burning fuels, through the development of profitable, bio-renewable energy projects and through the engineering, fabrication and sale of environmentally focused systems and equipment.

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

OUR OPERATING SUBSIDIARIES:

HEO

The Company is currently developing a project that is expected to produce 120 million gallons a year of bio-renewable fuel-grade alcohol/ethanol. In December 2005, the Company incorporated Hearst Ethanol One, Inc., a Federal Canadian Corporation (“HEO”). HEO, which owns 720 acres in Hearst, Ontario, Canada and nearly 1.3 million cubic meters of woodwaste.

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

CA MEMS

Our CA MEMS subsidiary engineers, designs and oversees the construction of “Intelligent Filtration Systems” (“IFS™”) for the gas and oil industry. These systems filter solids from oil or water. Our IFS™ systems are fully integrated and are composed of a “Smart Backflush Filtration System” with an integral electronic decanting system, a carbon bed filter and an ion-exchange resin bed system. This equipment will purify the amine fluid by removing particulate, chemical contaminants, and heat stable salts to allow the amine to more effectively remove carbon dioxide and sulfur compounds during refining. Unlike a typical canister filter system, such as the oil filter in an automobile, which needs to be periodically replaced and disposed of, the filters utilized in Intelligent Filtration Systems can last for decades. Furthermore, the filter system is self cleaning. Once the system recognizes that its filter is becoming clogged by debris filtered from the fluid flow, it turns the fluid flow through the filter off and “back flushes” the debris caked on the filter into a collection decanter. The system then turns the fluid flow through the system back on through the freshly cleaned filter. The filter cleaning process takes only seconds to complete and repeats as necessary to assure optimum filtration. A facility utilizing IFS™ technology needn’t dispose of contaminated filters, but only need dispose of the contaminate itself. Thus, while a filtration system based upon IFS™ technology typically requires a greater capital investment on the part of the purchaser, these costs are offset in the long run by savings in filter replacement and disposal costs.

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

GULFGATE

Our Gulfgate subsidiary engineers, designs, fabricates and commissions eco-focused energy systems including particulate filtration equipment for the oil and power industries.  Gulfgate also makes and sells vacuum dehydration and coalescing systems that remove water from turbine engine oils.  These same systems are used by electric power generation facilities to remove water from transformer oils.  To help meet its customers’ diverse needs, Gulfgate maintains and operates a rental fleet of filtration and dehydration systems.  All Convergence Ethanol is ISO 9001:2000 certified and is a qualified international vendor to the oil and gas industries. Gulfgate has served customers throughout the energy sector since 1957; we acquired Gulfgate in 2004.

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

Subsequently, the Company paid an additional at-risk deposit of CN$50,000 for an extension of the closing date of the purchase agreement. This project was discontinued upon the death of one of the principals.

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

Comparison of Operations

Net sales for the three-month periods ended December 31, 2006 and 2005 were $3,947,772 and $2,626,519, respectively. The sales increase for the three months (50.3%) ended December 31, 2006 as compared to the prior year were due primarily to the delivery of the Company’s first Intelligent Filtration System. The Company recognized 95% of the IFS contract value or sales of $1.5 million during the month of December, 2006. The remaining sales (5%) are expected to be recognized during the second fiscal quarter ended March 31, 2007. This represents system commissioning and documentation. We have received several requests for quotes for our IFS system products which we’re currently responding to. We also continue to experience strong customer demand for our industrial pumps, equipment rentals and repairs services.

The Company computes gross profit as net sales less cost of sales. Gross profit for the three-month periods ended December 31, 2006 and 2005 were $666,261 and $554,775 respectively. The gross profit increase for the three months ended December 31, 2006 as compared to the prior year was due primarily to the delivery of an IFS system. The gross profit margin is the gross profit divided by net sales, expressed as a percentage. Gross profit margin for the three-month periods ended December 31, 2006 and 2005 were 16.9% and 21.1% respectively. This decrease of 4.2% was primarily due to a combination of lower margins on commercial aviation refueling systems shipments and the IFS System. Also impacting the margins were higher physical inventory adjustments and material costs as compared to the prior year. Margins for this segment of the business continue to reflect the significant competitive pressures encountered on bidding and winning this business.

Selling, general and administrative (SG&A) expenses were $1,387,825 and $1,321,547 for the three months ended December 31, 2006 and 2005, respectively. The increase in SG&A spending for the three months ended December 31, 2006 as compared to the prior year were due primarily to legal costs (See Part I, Item 3, Legal Proceedings), consulting fees and commissions.

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

For the quarter ended December 31, 2006, shareholder’s deficit was $560,899 as compared to equity of $577,844 for the prior year period ended September 30, 2006. The decrease in shareholder equity is primarily attributable to the change in derivative liability.

Other expense (income), net for the three-month periods ended December 31, 2006 and 2005 were $(851,448) and $(3,680,353), respectively. The decrease in other income is attributable to proceeds from a legal settlement (see note 18) in the prior year partially offset by a gain from a change in the derivative liability associated with the Global note and warrants outstanding at December 31, 2006. (See note 12).

Net income for the three-month periods ended December 31, 2006 and 2005 were $132,690 and $2,913,581, respectively.

The Company launched a profit improvement - cost savings initiative in the second half of 2006. The initiative is significantly improving operations efficiency, increasing competitiveness and improving business profitability. The cost savings initiative includes: administrative workforce reduction, phase out of low margin products, tighter control of travel costs and a decrease in external costs across the company. The initiative is expected to deliver over $1,200,000 in annualized savings, for only a one-time $200,000 related pre-tax charge. On an annualized basis, the company expects to increase profitability by more than $2,000,000 as a combined result of cost savings and business growth.

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

Liquidity and Capital Resources

Our plan of operations over the next 12 months includes the continued pursuit of our goal to design, engineer, build and operate one or more ethanol plants. In that regard we are dependent upon Hearst Ethanol One, Inc.’s efforts to raise the necessary capital. We believe that our working capital as of the date of this report will not be sufficient to satisfy our estimated working capital requirements at our current level of operations for the next twelve months. Our cash and cash equivalents were $169,306 as of December 31, 2006, compared to cash and cash equivalents of $130,550 as of September 30, 2006.

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

On December 12, 2006, the Company filed a Form 8-K with the Securities and Exchange Commission disclosing the resignation and termination of Daniel Moscaritolo as a director and officer of the Company.
On December 13, 2006, Mr. Moscaritolo presented management with a purported action by written consent of the shareholders of the Company indicating that the shareholders had elected to remove the current board of directors and elect Daniel Moscaritolo and Thomas Hemingway as directors in their place. Mr. Moscaritolo also presented management with two separate purported actions by written consent of the new purported board of directors indicating that the Company's current officers, James A. Latty and Richard W. York, were terminated and that Mr. Moscaritolo was elected to serve as Secretary of the Company and Mr. Hemingway was elected to serve as President and Chief Executive Officer of the Company. The Company rejected the purported shareholder action on the grounds that, on its face, the purported action showed an insufficient number of votes had been obtained to approve the requested action, and on the further grounds that the consent of shareholders was solicited and obtained in violation of the proxy rules set forth in Section 14 of the Securities Exchange Act of 1934, as amended (the “Act”). As a consequence of the invalidity of the purported shareholder action, the Company also rejected the actions of the new purported board of directors terminating and replacing the officers of the Company.

On December 14, 2006, the Company filed a lawsuit in the United States District Court, Central District of California, Western Division (Case No.: CV06-07971) against Daniel Moscaritolo for violations of the Act, declaratory relief, breach of fiduciary duty, intentional interference with contract, and conversion (the “Company Action”). Specifically, the Company alleged that Mr. Moscaritolo's actions to wrest control of the board of directors were invalid and unlawful. On February 8, 2007, a default was entered against Mr. Moscaritolo after he failed to timely file a responsive pleading to the Complaint. On February 12, 2007, the Court entered an Order granting the Company’s Motion for a Preliminary Injunction. Pursuant to the Order, the Court ruled that: (1) the attempted shareholder action initiated by Mr. Moscaritolo and his purported proxies was void as the proxies were solicited and obtained in violation of federal securities laws; (2) Mr. Moscaritolo and those acting in his control or direction were enjoined from (a) attempting to vote any of the illegally obtained proxies; (b) purporting to act as directors of officers of the Company or its subsidiaries; (c) further soliciting shareholder proxies in violation of federal securities laws; and (d) disclosing any confidential or proprietary information of the Company.

On December 15, 2006, Mr. Moscaritolo and Mr. Hemingway, individually, and purporting to act derivatively on behalf of the shareholders of the Company, filed a lawsuit in Nevada State Court, County of Washoe (Case No.: CV0603002) against Mr. Latty and Mr. York for injunctive relief, declaratory relief, receivership, and accounting relating to the failed effort to remove them from the Board of Directors of the Company and seeking a court order approving their removal (the “Moscaritolo Action”). In January 2007, Mr. Moscaritolo and Mr. Hemingway voluntarily dismissed the Moscaritolo Action.

On January 10, 2007, Mr. Moscaritolo and Charles L. Christensen filed a lawsuit in the First Judicial District Court of the State of Nevada in and for Carson City (Case No.: 07-00035A) against the Company, Dr. Latty, and Mr. Newsom for injunctive relief to hold an Annual Shareholders Meeting. On February 9, 2007, the Company filed a Motion to Dismiss or Stay the Action based upon the Company Action pending in the United States District Court, Central District of California, Western Division.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk. In addition to the other information in this report and in our other filings with the Securities and Exchange Commission, you should carefully consider the following risk factors before deciding to invest in shares of our common stock or to maintain or increase your investment in shares of our common stock. If any of the following risks actually occur, it is likely that our business, financial condition and results of operations could be seriously harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to our Business

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

We have generated net losses since inception, which may continue for the foreseeable future as we try to grow our business, which means that you may be unable to realize a return on your investment for a long period of time, if ever. Our present business operation’s commenced in February, 2004. From inception through December 31, 2006, incurred a cumulative net loss of $16,245,966 which included non-cash net asset impairment charges of $10,900,000 and gains from a change in derivative liability of $1,166,410. We expect to continue incurring operating losses until we are able to derive meaningful revenues from our proposed business relating to ethanol production, energy generation and supply.

We have limited available working capital and require significant additional capital in order to sustain our operations, and if we cannot obtain additional financing we might cease to continue. As of December 31, 2006, we had total current assets of $ 3,220,192 and working capital of $1,398,513 before including a liability for common stock subscribed of $1,194,376 and the derivative liability of $3,330,396. We believe that we require a minimum of $1,800,000 in order to fund our planned operations over the next 12 months, in addition to the capital required for the establishment of any ethanol production facilities. We plan to obtain the additional working capital through private placement sales of our equity securities. We have not received any funds, nor can there be any assurance that such funds will be forthcoming. Should we be unable to raise the required funds, our ability to finance our continued operations will be materially adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

During the month of October 2006, the Company issued and delivered 70,000 shares of the Company’s common stock to one consultant for services valued at approximately $38,500.

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

Item 5. Other Information - None

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

-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVERGENCE ETHANOL, INC.

Date: February 16, 2007	By:	/s/ James A. Latty

James A. Latty Chief Executive Officer