Form 10QSB/A
period 2006-12-31
Convergence Ethanol, Inc.
filed 2007-03-01
CIK 23778

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

Commission file number 0-4846-3

CONVERGENCE ETHANOL, INC.
(Name of small business issuer in its charter)

Nevada
____________________________________
(State or other jurisdiction of
incorporation or organization)

5701 Lindero Canyon Road, Suite 2-100
Westlake Village, California
____________________________________
(Address of principal executive offices)
82-0288840 ____________________________________ (I.R.S. employer identification no.) 91362 ____________________________________ (Zip code)

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

Explanatory Note:

This 10-QSB/A is filed to replace the 10-QSB filed on February 20, 2007, which inadvertently excluded the final version of the Notes to the Consolidated Financial Statements.

PART I
FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits	40

Signatures		41

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

Subsidiaries:

The Company is comprised of three wholly owned subsidiaries, California MEMS USA, Inc., a California Corporation (“CA MEMS”), Bott Equipment Company, Inc. (“Bott”), a Texas Corporation, and Gulfgate Equipment, Inc. (“Gulfgate”) a Texas Corporation, and a majority interest (87%) of Hearst Ethanol One, Inc, a Federal Canadian Corporation (“HEO”).

CA Mems

CA MEMS engineers, designs and oversees the construction of “Intelligent Filtration Systems” (“IFS”) for the gas and oil industry. The Company’s IFS systems are fully integrated and are composed of a “Smart Backflush Filtration System” with an integral electronic decanting system, a carbon bed filter and an ion-exchange resin bed system.

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

As of December 31, 2006, the Company has adopted one share-based compensation plan which is described below:

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

A summary of option activity relating to employee and director compensation as of December 31, 2006, and changes during the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2006	1,884,358	$1.85		$20,000
Granted	600,000.48			-
Exercised	-	-		-
Forfeited	(345,000)	1.50		-
Converted	-	-		-
Expired	-	-		-
Canceled	-	-		-
Outstanding at December 31, 2006	2,139,358	$1.52	7.60	$132,000

Exercisable at December 31, 2006	1,758,696	$1.65	7.25	$64,500

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

A summary of warrant activity relating to compensation to consultants as of December 31, 2006, and changes during the three months then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2006	822,000	$2.61		$-
Granted	-	$-		-
Exercised	-	$-		-
Forfeited	-	$-		-
Converted	-	$-		-
Expired	-	$-		-
Canceled	-	$-		-
Outstanding at December 31, 2006	822,000	$2.61	2.13	$-

Exercisable at December 31, 2006	822,000	$2.61	2.13	$-

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

Recent Accounting Pronouncements:

In September 2006, FASB issued SFAS 158 Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The disclosures include a brief description of the provisions of this Statement; the date that adoption is required; and the date the employer plans to adopt the recognition provisions of this Statement, if earlier.

This statement is effective for fiscal year ending after December 15, 2008 Management has not determined the effect if any, the adoption of this statement will have on the financial statements.

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

(6)           Plant, Property and Equipment:

A summary at December 31, 2006 are as follows:

Land	$817,108
Buildings and improvements	1,244,453
Furniture, Machinery and equipment	1,025,414
Automobiles and trucks	47,508
3,134,483
Less accumulated depreciation	(586,248)
$2,548,235

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

(7)           Business Lines of Credits - Bott:

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

In June 2004, Bott executed a promissory note ("Note") with a bank whereby Bott could borrow up to $600,000, at an interest rate equal to the bank's prime rate. The Note provided for monthly payments of all accrued unpaid interest due as of the date of each payment. The Note further provided for a balloon payment of all principal and interest outstanding on the Note's one year anniversary The Company informed the bank that it would not renew the line of credit and negotiated a long-term promissory note.

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

(9)           Liability to be satisfied through the issuance of shares

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

(10)         Long-Term Debts:

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

Registration Rights-The Company agreed to use its best efforts to file a registration statement to register the resale of the common shares issuable upon the conversion of the Note and exercise of the warrants (the “Conversion Shares”) by December 31, 2006. The Company will also use its best efforts to cause the registration statement to become effective within by January 31, 2007 If the registration statement is not timely filed, the Company owes Purchaser liquidated damages in the amount of 1% of the principal amount of the then outstanding balance due under the Note for each 60-day period, prorated, until the registration statement is filed. If the registration statement is not declared effective within such 90 day period, the Company will owe Purchaser liquidated damages in the amount of 2% of the principal amount of the then outstanding balance of the Note for each 30-day period, prorated, until the registration statement is declared effective.

Conversion Price: The Note may be converted into Company's common shares. The conversion price will be 85% of the trading volume weighted average price, as reported by Bloomberg LP (the “VWAP”), for the five trading days immediately prior to the date of notice of conversion. During the first 30 days after the registration statement is effective registration the conversion price will not be less than $0.47 (the “Floor Conversion Price”), nor greater than $061 (the “Ceiling Conversion Price”). For the ninety (90) day period following the Initial Pricing Period and each successive ninety (90) day period thereafter (each a “Reset Period”), the Floor Conversion Price shall be reduced by an amount equal to 40% of the lesser of (i) the Floor Conversion Price or (ii) the Closing Bid Price as reported by Bloomberg on the trading day immediately following the Initial Pricing Period or Reset Period, as the case may be, and the Ceiling Conversion Price shall be increased by an amount equal to 40% of the lesser of (y) the current Ceiling Conversion Price or (z) the closing bid price as reported by Bloomberg on the trading day immediately following the Initial Pricing Period or Reset Period as the case may be.

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

The proceeds received from this agreement were used to pay off all notes payable to third party listed under Footnotes 9, 10 and 12. Major disbursements included three notes payable to a bank (Notes 9 and 10) totaling $668,030; auto and property loans totaling $40,561; convertible loan $150,000; and $307,000 related to the First amended stock purchase agreement with Mark Trumble (Note 3), and Daniel Moscaritolo.

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

Principal payments on these convertible debentures are as follows:

Year ending September 30,
2007	$-0-
2008	-0-
2009	-0-
2010	3,530,000
$3,530,000

(11)         Warrants:

Warrants outstanding as of December 31, 2006 are as follows:

		Wt Avg
	Warrants	Exercise Price
Outstanding as of October 1, 2006	$1,569,262	$2.39
Granted	1,561,729	$0.66
Exercised	-
Forfeited	-
Outstanding as of December 31, 2006	$3,130,991	$1.53

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
Price range:	Warrants	Price	Life	Warrants	Price	Weighted Life

$0.61-$3.75	3,130,991	1.53	3.74	3,130,991	1.53	3.74
Total	3,130,991	1.53	3.74	3,130,991	1.53	3.74

All of the Company’s warrants were fully vested as of October 1, 2006.

(12)         Stockholders’ Equity

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

(13)         Legal settlement:

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

(14)         Assignment of the Trumble Claims:

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

(15)	Commitments :

  The fees payable to the Director of the company is as follows:

For the year ended September 30,
2007	$44,000
2008	$48,000
2009	$48,000

(16)        Amendments to Articles of Incorporation and Bylaws

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

(17)        Contingencies and Subsequent Events:

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

CA MEMS

Our CA MEMS subsidiary engineers, designs and oversees the construction of “Intelligent Filtration Systems” (“IFS”) for the gas and oil industry. These systems filter solids from oil or water. Our IFS™ systems are fully integrated and are composed of a “Smart Backflush Filtration System” with an integral electronic decanting system, a carbon bed filter and an ion-exchange resin bed system. This equipment will purify the amine fluid by removing particulate, chemical contaminants, and heat stable salts to allow the amine to more effectively remove carbon dioxide and sulfur compounds during refining. Unlike a typical canister filter system, such as the oil filter in an automobile, which needs to be periodically replaced and disposed of, the filters utilized in Intelligent Filtration Systems can last for decades. Furthermore, the filter system is self cleaning. Once the system recognizes that its filter is becoming clogged by debris filtered from the fluid flow, it turns the fluid flow through the filter off and “back flushes” the debris caked on the filter into a collection decanter. The system then turns the fluid flow through the system back on through the freshly cleaned filter. The filter cleaning process takes only seconds to complete and repeats as necessary to assure optimum filtration. A facility utilizing IFS technology needn’t dispose of contaminated filters, but only need dispose of the contaminate itself. Thus, while a filtration system based upon IFS technology typically requires a greater capital investment on the part of the purchaser, these costs are offset in the long run by savings in filter replacement and disposal costs.

The U.S. EPA and California CARB requirements for cleaner burning fuels have opened up additional opportunities for our IFS. We believe our IFS product can help our customers achieve lower operating costs and minimize wastes while enhancing their ability to meet the more stringent government requirements for cleaner burning fuels. The system dramatically reduces hazardous waste disposal costs.

The Company anticipates that it may be able to utilize its intelligent filtration systems as an integral part of any ethanol production facility that it may design. The Company is presently aware of three competitors offering similar technologies to CA MEMS IFS technology.

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

On December 15, 2005, the Company assumed Weisdorn Sr.’s obligation to purchase 165,054 shares from Mr. Trumble at $1.86 per share.

Delivery of Intelligent Filtration System™ (IFS) - a $1.6 million contract

On December 1, 2006 the Company delivered of its first Intelligent Filtration System (IFS) to a major Los Angeles-area oil refinery. This advanced filtration system enables the production of cleaner-burning, reduced-sulfur motor fuel, supporting refinery environmental improvement goals.

The IFS integrates previously separate units into a dynamic filtration system Engineered for ease of operation and maintenance, it gives the refinery exceptional and coordinated control. Direct ecological benefits of the energy-efficient design include reduced greenhouse emissions and a dramatic reduction in the volume of hazardous waste.

Comparison of Operations

Net sales for the three-month periods ended December 31, 2006 and 2005 were $3,947,772 and $2,626,519, respectively. The sales increase for the three months (503%) ended December 31, 2006 as compared to the prior year were due primarily to the delivery of the Company’s first Intelligent Filtration System. The Company recognized 95% of the IFS contract value or sales of $1.5 million during the month of December, 2006. The remaining sales (5%) are expected to be recognized during the second fiscal quarter ended March 31, 2007. This represents system commissioning and documentation. We have received several requests for quotes for our IFS system products which we’re currently responding to We also continue to experience strong customer demand for our industrial pumps, equipment rentals and repairs services.

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

For the quarter ended December 31, 2006, shareholder’s deficit was $1,183,840 as compared to equity of $577,844 for the prior year period ended September 30, 2006. The decrease in shareholder equity is primarily attributable to the change in derivative liability.

Other expense (income), net for the three-month periods ended December 31, 2006 and 2005 were $(228,508) and $(3,680,353), respectively. The decrease in other income is attributable to proceeds from a legal settlement (see note 18) in the prior year partially offset by a gain from a change in the derivative liability associated with the Global note and warrants outstanding at December 31, 2006. (See note 12).

Net loss for the three-month period ended December 31, 2006 and 2005 was $490,251 versus net income of $2,913,581, respectively.

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

At our current cash “burn rate”, we will need to raise additional cash through debt or equity financings during 2007 in order to fund our continued development and marketing of our IFS product line and to finance possible future losses from operations as we expand our business lines and reach a profitable level of operations. Before considering Hearst Ethanol One, Inc., we believe that we require a minimum of $1,800,000 in order to fund our planned operations over the next 12 months, in addition to the capital required for the establishment of any ethanol production facilities. We plan to obtain the additional working capital through private placement sales of our equity securities. As of the date of this report the Company has no firm commitment for additional funds. In the absence of this commitment there is no assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued operations will be materially adversely affected.

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

We have generated net losses since inception, which may continue for the foreseeable future as we try to grow our business, which means that you may be unable to realize a return on your investment for a long period of time, if ever. Our present business operation’s commenced in February, 2004. >From inception through December 31, 2006, incurred a cumulative net loss of $16,964,274 which included non-cash net asset impairment charges of $10,900,000 and gains from a change in derivative liability of $543,469. We expect to continue incurring operating losses until we are able to derive meaningful revenues from our proposed business relating to ethanol production, energy generation and supply.

We have limited available working capital and require significant additional capital in order to sustain our operations, and if we cannot obtain additional financing we might cease to continue. As of December 31, 2006, we had total current assets of $ 3,611,735 and working capital of $1,690,733 before including a liability for common stock subscribed of $1,200,375 and the derivative liability of $3,953,337. We believe that we require a minimum of $1,800,000 in order to fund our planned operations over the next 12 months, in addition to the capital required for the establishment of any ethanol production facilities. We plan to obtain the additional working capital through private placement sales of our equity securities. We have not received any funds, nor can there be any assurance that such funds will be forthcoming. Should we be unable to raise the required funds, our ability to finance our continued operations will be materially adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no material defaults with respect to any of our indebtedness during the first quarter of 2007.

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

The Company intends to pursue the claims set forth in the Company Action and to oppose the claims set forth in the Second Moscaritolo Action.

ITEM 6. EXHIBITS

(a)       Exhibits

3.1	Articles of Incorporation, as amended, of Convergence Ethanol, Inc.

3.2	Bylaws, as amended, of Convergence Ethanol, Inc.

10.1	Securities Purchase Agreement dated as of October 27, 2006 between the Company and Global Capital Advisors, LLC.

10.2	Form of Convertible Note Agreement dated as of October 27, 2006 between the Company and Global Capital Advisors, LLC.

10.3	Form of Registration Rights Agreement dated as of October 27, 2006 between the Company and Global Capital Advisors, LLC.

10.4	Deed of Trust and Security Agreement dated as of October 27, 2006 between the Company and Global Capital Advisors, LLC.

10.5	Form of Escrow Agreement dated as of October 27, 2006 between the Company and Global Capital Advisors, LLC.

10.6	Form of Common Stock Warranty Agreement dated as of October 27, 2006 between the Company and Global Capital Advisors, LLC. (Exhibit F)

10.7	Form of Common Stock Warranty Agreement dated as of October 27, 2006 between the Company and Global Capital Advisors, LLC. (Exhibit G)

10.8	Promissory Note dated as of November 1, 2005 between the Company and Daniel K. Moscaritolo.

10.9	Promissory Note dated as of November 1, 2005 between the Company and James A. Latty.

10.10	Offer letter of employment dated July 1, 2002 between the Company and James A. Latty.

10.11	Offer letter of employment dated July 1, 2002 between the Company and Daniel K. Moscaritolo.

10.12	Executive employment agreement dated November 1, 2006 between the Company and Richard W. York.

10.13	Agreement dated October 18, 2006 between the Company and Steven Newsom

10.14	Factoring agreement dated November 22, 2006 between the Company (Gulfgate Equipment, Inc.) and BLX Funding, LLC.

10.15	Factoring agreement dated November 22, 2006 between the Company (Bott Equipment Company, Inc.) and BLX Funding, LLC.

31.1	Certification of President Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed electronically herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (Filed electronically herewith)

32.2	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C Section 1350 (Furnished electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVERGENCE ETHANOL, INC.
(Registrant)

Date: February 23, 2007	/s/ James A. Latty
James A. Latty
Chief Executive Officer