Form 10QSB
period 2007-03-31
Convergence Ethanol, Inc.
filed 2007-05-21
CIK 23778

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Common Stock Outstanding as of May 13, 2007 was 18,080,790.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Documents incorporated by reference:

None

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONVERGENCE ETHANOL, INC. (fka Mems USA, Inc.)
Consolidated Balance Sheet

(Unaudited)
A S S E T S	March 31, 2007
Current assets:
Cash and cash equivalent	$250,943
Accounts receivable, net allowance for uncollectible of $192,478	731,677
Inventories, net of provision for obsolete items	1,271,062
Other current assets	518,405
Total current assets	2,772,086
Plant, property and equipment, net	2,495,424
Other assets	855,135
Total assets	$6,122,646
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,076,600

Notes payable	188,267
Current portion of long-term debt	14,999
Other liabilities	100,622
Loans from shareholders	115,121

Liability to be satisfied through the issuance of shares	1,200,376
Derivative liability	3,858,513
Total current liabilities	7,554,497
Long-term liabilities	6,239
Liability related to convertible debenture payable	1,107,886
Total liabilities	8,668,622
Minority interests	103,930
Stockholders' deficit :-
Common stock, $0.001 par value; 100,000,000 shares authorized; 20,335,190 shares issued and outstanding	20,335
Additional paid in capital	19,755,918
Shares to be redeemed	-
Accumulated deficit	(18,626,601)
Treasury stock (2,710,436 shares)	(3,799,558)
Total stockholders' deficit	(2,649,906)
Total liabilities and stockholders' deficit	$6,122,646

The accompanying notes are an integral part of these unaudited consolidated financial statements

CONVERGENCE ETHANOL, INC. (fka Mems USA, Inc.)
Consolidated Statements of Operations
For the three and six months ended March 31, 2007 and 2006
(Unaudited)

	Three month periods ended March 31,		Six month periods ended March 31,
	2007	2006	2007	2006
Revenues	$1,507,414	$2,515,412	$5,455,186	$5,141,931
Cost of revenues	1,354,585	1,958,351	4,636,096	4,030,095
Gross profit	152,829	557,061	819,090	1,111,836

Operating Expenses
Selling, general and administrative expenses	1,407,740	1,354,190	2,795,565	2,675,737
Loss from Operations	(1,254,911)	(797,129)	(1,976,475)	(1,563,901)

Other income (expenses)
Gain from change in derivative liability	94,824	-	638,293	-
Liquidation damage - convertible note	(188,267)	-	(188,267)	-
Income due to legal settlement	-	-	-	3,703,634
Interest expense	(312,507)	(14,556)	(562,376)	(35,969)
Other income (expense)	1,065	3,334	(64,028)	1,466
Total other income (expenses)	(404,885)	(11,222)	(176,378)	3,669,131

Income (loss) before Minority Interest	(1,659,796)	(808,351)	(2,152,853)	2,105,230
Loss attributable to minority interest	477	-	3,283	-
Net income (loss)	$(1,659,319)	$(808,351)	$(2,149,571)	$2,105,230
Net income (loss) per share, basic and diluted:
Weighted average number of shares outstanding, basic	20,301,432	15,406,228	20,229,699	15,118,8744
Net income (loss) per share, basic	$(0.08)	$(0.05)	$(0.11)	$0.14
Weighted average number of shares outstanding, diluted	20,301,432	15,406,228	20,229,699	15,441,823
Net income (loss) per share, diluted	$(0.08)	$(0.05)	$(0.11)	$0.14

The accompanying notes are an integral part of these unaudited consolidated financial statements

CONVERGENCE ETHANOL, INC. (fka Mems USA, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006
Cash flows used for operating activities:
Net income (loss)	$(2,149,571)	$2,105,230
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income due to legal settlement		(3,703,634)
Depreciation and amortization	65,292	115,648
Gain on sale of asset	(5,629)	-
Stock base compensation, director and employee	176,610	-
Amortization of prepaid loan fees	144,193	-
Amortization of discount on convertible debenture	398,967	-
Gain from derivative liability	(638,293)	-
Common stock issued for services	6,000	235,280
Loss attributable to minority interest	(3,283)	-
Change in assets and liabilities:
Accounts receivable	550,321	(992,865)
Inventories	768,626	44,030
Other current assets	425,210	(52,097)
Change in other assets :-
Accounts payable and accrued expenses	(1,304,865)	750,694
Other current liabilities	21,738	56,216
Liquidation Damages Payable	188,267
Total adjustments	793,154	(3,546,728)
Net cash used for operating activities	(1,356,417)	(1,441,498)
Cash flows from investing activities:
Purchase of property and equipment	19,939	(63,338)
Other assets	-	24,000
Net cash provided by (used for) investing activities	19,939	(39,338)
Cash flows from financing activities:
Proceeds from convertible debenture	3,177,000	-
Debts issuance cost	(476,370)	-
Lines of credit	(325,114)	(399,505)
Promissory notes payable	(343,302)	352,281
Notes payable	(66,056)	1,000
Liability to be satisfied through the issuance of shares	-	735,540
Convertible loan	(150,000)	-
Payment due to legal settlement	(52,287)	-
Loan from shareholders	-	30,730
Purchase of shares pursuant to acquisition of subsidiaries	-	(20,000)
Liability due to legal settlement	(307,000)	-
Underwriting related to issuance of shares	-	(68,362)
Common stock issued for cash	-	429,500
Net cash provided (used) by financing activities	1,456,871	1,061,184
Net increase in cash and cash equivalents	120,393	(419,652)
Cash and cash equivalents, beginning of period	130,550	828,153
Cash and cash equivalents, end of period	$250,943	$408,501
Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Income taxes paid	$-	$63,233
Supplemental disclosure of non-cash financing activities:
Common stock issued for finder's fees for HEO property	$38,500	$-
Common stock (including $1,400,000 of shares subject to mandatory
redemption factor) issued for acquisition of Bott and Gulfgate	$-	$809,966

The accompanying notes are an integral part of these unaudited consolidated financial statements

 1)   Organization and Summary of Significant Accounting Policies:

Organization

Convergence Ethanol, Inc. formerly known as MEMS USA, Inc. (the “Company” or “we”) has been incorporated in November, 2002; The Company changed its name to Convergence Ethanol, Inc. in November 2006.  The Company’s mission is to support the energy industry in producing cleaner burning fuels. Each of our subsidiaries has a specific eco-energy focus: (1) development of a woodwaste to bio-renewable fuel-grade alcohol/ethanol project (HEO); (2) selling engineered products (Bott); (3) engineering, fabrication and sale of eco-focused energy systems (Gulfgate); and (4) intelligent filtration systems (CA MEMS).

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

Bott

Bott is a stocking distributor for premier lines of industrial pumps, valves and instrumentation. Bott specializes in the selling of aviation refueling systems for helicopter refueling on oil rigs throughout the world.  Bott and Gulfgate have a combined direct sales force as well as commissioned sales representatives that sell their products.

Gulfgate

Gulfgate engineers, designs, fabricates and commissions eco-focused energy systems including aviation refueling systems, particulate filtration equipment for the oil and power industries.   Gulfgate also makes and sells on-site oil recycling systems that recycle hydrocarbon oils.  Gulfgate maintains and operates a rental fleet of such systems.

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

Earnings Per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock equivalents had been exercised and issued and if the additional common shares were dilutive. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. There were 87,919 shares of common stock equivalents for the six month period ended March 31, 2007 which were excluded because they are not dilutive. Common stock equivalents includes, but is not limited to warrants, stock options, convertible notes, etc.

Interim Financial Statements:

The accompanying unaudited consolidated financial statements for the six month periods ended March 31, 2007 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2006 included in the Company’s 2006 Annual Report.

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company as a going concern. However, the Company has sustained net losses of $18,626,601 which included non-cash net asset impairment charges of $10,900,000 and gains from a change in derivative liability of $638,293 and has used substantial amounts of working capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern. We will continue to raise additional cash through debt or equity financings in 2007 in order to meet our working capital requirements.

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

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

The management is currently evaluating the effect of this pronouncement on financial statements.

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

Pursuant to a Memorandum of Understanding entered into on April 20, 2006 between HEO and Villeneuve to clarify the Agreement, Villeneuve shall be entitled to appoint one member of HEO’s board of directors for so long as Villeneuve is at least a ten percent (10%) stockholder of HEO.

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

(3)   Business Acquisition:

On October 26, 2004 (“Closing Date”), effective October 1, 2004, the Company purchased 100% of the outstanding shares of two Texas corporations, Bott Equipment Company, Inc. (“Bott”) and Gulfgate Equipment, Inc. (“Gulfgate”) from their president and sole stockholder, Mr. Mark Trumble.

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

On December 15, 2005, the Company assumed Weisdorn Sr.’s obligation to purchase 165,054 shares from Mr. Trumble at $1.86 per share. This obligation was satisfied on October 31, 2007.

First amended stock purchase agreement with Mark Trumble

Effective May 8, 2006, the Company and its officers entered into a First Amended Stock Purchase Agreement and Release (“Agreement”) with Mark Trumble, amending that certain Stock Purchase Agreement dated September 1, 2004 (the “SPA”), pursuant to which the parties agreed to, among other things, Trumble agreed to release the Company from its obligations under the put, including any obligation to make the interest payment or to pay interest on any sum whatsoever, and release any security interest he claims in the real estate owned by Gulfgate and/or Bott, and the Company, within 60 days, shall secure a funding commitment in which Trumble shall be paid the sum of $307,000 at the time of the closing of the funding. This sum shall be used to purchase 165,053 shares of the common stock of the Company from Trumble at the price of $1.86 per share. The Company shall also pay from the funding all amounts of bank or other indebtedness owed by the Company, Bott or Gulfgate, which is personally guaranteed by Trumble. The Company shall issue Trumble, upon closing of the funding, 60,000 shares of the Company’s common stock. This additional issuance of shares of the common stock of the Company shall be in full and final satisfaction of all claims that Trumble has or may have to additional shares of the Company’s common stock as a result of any breach of, or failure to meet a milestone under, the SPA. The Company has met all of its obligations to Mr. Trumble. As of the date of this report Mr. Trumble owes the Company 45,000 shares of stock.

(4)   Accounts Receivable:

Accounts receivable has been reduced by an allowance for amounts that may become uncollectible. This estimated allowance is based primarily on Management's evaluation of the financial condition of the customer and historical bad debt experience. The Company has provided reserves for doubtful accounts as of March 31, 2007 in the amount of 192,478 which the Company believes are adequate.

(5)   Factoring Receivable:
The Company entered into an agreement with BLX Funding LLC (“the Factor”) whereby the Factor will purchase the Company’s accounts receivable in factoring transactions with recourse.

Pursuant to the agreement, the Factor will purchase accounts receivables from the Company at varying discounts from the face value of the individual accounts receivable dependent upon the age of the receivable. The discounts range from 2.5% for receivables 30 days or less to 15% for receivables that are older than 90 days. The Factor will advance to the Company 75% of the face amount of each of the accounts receivable it elects to purchase. The Company agreed to sell a minimum of $200,000 of qualified accounts receivables for both Bott and Gulfgate in any given month. The term of the agreement was from November 22, 2006 to November 21, 2008.

At March 31, 2007, the Company had a factoring receivable balance of $188,000 associated with this factor.

(6)   Inventories:

Inventories consist of finished goods of $420,332, raw material of mature timber of $647,953, and work in process in the amount of $240,884 at March 31, 2007. The inventory reserves included in the books are $38,107.

(7)   Other Assets :

The other assets at March 31, 2007 comprises of the following:

Prepaid Interest on the Convertible Loan	$303,970
Prepaid Debt issuance cost	583,324
Deferred compensation to Directors	183,328
Prepaid Expenses	79,119
Advance to vendors	94,540
Deposits	56,124
Other assets	73,137

Total Other Assets	1,379,540

Less : current portion of other assets	(518,405)

Long-term other assets	$855,135

(8)   Plant, Property and Equipment:
A summary at March 31, 2007 are as follows:

Land	$817,108
Buildings and improvements	1,244,453
Furniture, Machinery and equipment	1,012,123
Automobiles and trucks	47,508
3,121,192
Less accumulated depreciation	(625,787)
$2,495,424

Depreciation expense charged to operations totaled $65,292 and $115,648 respectively, for the three months ended March 31, 2007 and 2006.

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

(11)        Liability to be satisfied through the issuance of shares

As of March 31, 2007, the Company incurred a liability for stock subscribed in the amount of $1,200,376.  The Company sold 670,000 shares of its common stock for $1,005,000 via a private placement offering through SW Bach & Company, a New York securities dealer.  The Company anticipates satisfying its private placement obligations through issuance of common stock to stockholders as soon as the Company completes its SB-2 registration with the Securities & Exchange Commission.

The Company sold 277,978 shares of its common stock for $180,000 via another private placement offering from June through August 2006. The balance of the liability ($15,376 / 12,298 shares) was for services rendered during 2006. The Company intends to satisfy these obligations through issuance of common stock to stockholders in February 2007.

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

Loans from stockholders:

At March 31, 2007 the Company owes James A. Latty, President, CEO and Chairman, the sum of $115,121 in loan and accrued interest.

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

B.  Securities Purchase Agreement with CGA Strategic Investment Fund Limited:

On October 31, 2006, the Company closed its Securities Purchase Agreement (the “Agreement”) with CGA Strategic Investment Fund Limited (“Purchaser”). The Company issued a $3,530,000 Convertible Note due October 31, 2009 (the “Note”), and the purchase price of the Note was $3,177,000 (ninety per cent of the principal amount of the Note). The Note does not bear interest except upon an event of default, at which time interest shall accrue at the rate of 18% per annum.

Security: The Note is secured by a first security position in all assets of the Company and its subsidiaries, Bott Equipment Company, Inc., a Texas corporation, and Gulfgate Equipment, Inc., in their inventory, equipment, furniture and fixtures, rental fleet equipment and any other of their assets wherever located except accounts receivable and assets solely attributable to their alternative fuel projects.

Registration Rights: The Company agreed to use its best efforts to file a registration statement to register the resale of the common shares issuable upon the conversion of the Note and exercise of the warrants (the “Conversion Shares”) by March 31, 2007. The Company will also use its best efforts to cause the registration statement to become effective within by January 31, 2007. If the registration statement is not timely filed, the Company owes Purchaser liquidated damages in the amount of 1% of the principal amount of the then outstanding balance due under the Note for each 60-day period, prorated, until the registration statement is filed. If the registration statement is not declared effective within such 90 day period, the Company will owe Purchaser liquidated damages in the amount of 2% of the principal amount of the then outstanding balance of the Note for each 30-day period, prorated, until the registration statement is declared effective. As of March 31, 2007 liquidation damages of $188,267 were accrued.

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

Prepayment: For so long as Company is not in default and Company is not in receipt of a notice of conversion from the holder of the Note, Company may, at its option, prepay, in whole or in part, this Convertible Note for a pre-payment price (the “Prepayment Price”) equal to the greater of (i) 110% of the outstanding principal amount of the Note plus all accrued and unpaid interest if any, and any outstanding liquidated damages, if any, or (ii) (x) the number of Company's common shares into which the Notes is then convertible, times (y) the average VWAP of Company's common shares for the five (5) trading days immediately prior to the date that the Note is called for redemption, plus accrued and unpaid interest.

Redemption: The Company may be required under certain circumstances to redeem any outstanding balance of the Note and the warrants. The redemption price under these circumstances of the outstanding balance due under the Note is equal to the greater of: (i) the Prepayment Price or (ii) (x) the number of Company's common shares into which the unpaid balance due under the Note is then convertible, times (y) the five (5) day VWAP price of Company's common shares for the five trading days immediately prior to the date that the unpaid balance due under the Note is called for redemption, plus accrued and unpaid interest, if any.

Warrant: The Company issued warrants to purchase 1,000,000 shares of its common stock. These warrants are callable if the common stock trades at a price equal to 200% of the strike price of the warrants based on any consecutive five day trading average VWAP value. The warrants have a term of five years and an exercise price of $0.66 (120% of the average five day VWAP price for Company's common stock for the five trading days immediately prior to October 31, 2006).

The Company paid an application fee to Global Capital Advisors, LLC (“Adviser”), Purchaser's adviser, from the proceeds of the funding in an amount equal to one percent of the funding, excluding warrants. Additionally, Company issued to Adviser on warrant to purchase 500,000 shares of Company's common stock. These warrants have a term of five years and have an initial fixed exercise price of $0.66 (120% of the five day VWAP for the five trading days immediately prior to October 31, 2006).

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

Per EITF 00-19, paragraph 4, these convertible notes do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares. The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. Therefore, the convertible note is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. This beneficial conversion liability has been calculated to be $2,677,979 at March 31, 2007. In addition, since the convertible note is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock. Therefore, the warrants issued in connection with this transaction have been reported as a liability at March 31, 2007 in the accompanying balance sheet with a fair value of $557,593. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.64%, volatility of 93.54% and expected term of five year. The redemption liability was $622,941 as at March 31, 2007. The fair value of the beneficial conversion feature, redemption liability and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible notes were $2,414,852 and $406,229, respectively. $2,821,081 has been recorded as a discount to the convertible notes which will be amortized over the term of the notes.

Principal payments on these convertible notes are as follows:

Year ending September 30,
2007	$-0-
2008	-0-
2009	-0-
2010	3,530,000
$3,530,000

(13)        Warrants:

Warrants outstanding as of March 31, 2007 are as follows:

		Wt Avg	Aggregate
	Warrants	Exercise Price	Intrinsic value
Outstanding as of October 1, 2006	822,000	$2.61	$0
Granted	2,458,991	0.60
Exercised	-	-
Forfeited	-	-
Outstanding as of March 31, 2007	3,280,991	$1.53	$0

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
Price range:	Warrants	Price	Life	Warrants	Price	Weighted Life

$0.61-$3.75	3,280,991	1.53	3.45	3,280,991	1.53	3.45
Total	3,280,991	1.53	3.45	3,280,991	1.53	3.45

All of the Company’s warrants were fully vested as of October 1, 2006.

(14)        Stock-based Compensation:

Following is the Company’s stock option activity during the six months ended March 31, 2007:

On October 18, 2006, the Company issued options to purchase 300,000 shares of common stock to a director. The options vested upon issuance, have an exercise price of $0.51 per share, and expire in 5 years. The fair value of these options on the date of grant amounted to $86,829, was recorded as deferred director compensation, and is being amortized over two years on the straight-line method. Amortization of this deferred director compensation amounted to $19,898 during the six months ended March 31, 2007. The unamortized deferred director compensation amounted to $66,931 at March 31, 2007.

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

On February 1, 2007, the Company issued options to purchase 300,000 shares of common stock to a director. The options vested upon issuance, have an exercise price of $0.60 per share, and expire in 5 years. The fair value of these options on the date of grant amounted to $126,979, was recorded as deferred director compensation, and is being amortized over two years on the straight-line method. Amortization of this deferred director compensation amounted to $10,582 during the six months ended March 31, 2007. The unamortized deferred director compensation amounted to $116,397 at March 31, 2007.

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

On February 1, 2007, the Company issued options to purchase 300,000 shares of common stock to a director. The options vested upon issuance, have an exercise price of $0.60 per share, and expire in 3 years. The fair value of these options on the date of grant amounted to $126,979, was recorded as deferred director compensation, and is being amortized over three years on the straight-line method. Amortization of this deferred director compensation amounted to $7,054 during the three months ended March 31, 2007. The unamortized deferred director compensation amounted to $119,925 at March 31, 2007

The following table illustrates the effect on net income and net income per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS 148 “Accounting for Stock-Based Compensation Transaction and Disclosure - An Amendment to SFAS 123, prior to the adoption of SFAS 123R:

Three Months Ended March 31, 2006

Net income, as reported	$(808,351)
Deduct: Total stock-based employee compensation expenses determined under the fair value Black-Scholes method with a 128% volatility at December 31, 2005 and a 6% risk free rate of return assumption	(468,527)
Pro forma net income	$(1,276,878)
Income per share:
Weighted average shares, basic	15,406,228
Basic, pro forma, per share	$(0.08)

A summary of option activity relating to employee and director compensation as of March 31, 2007, and changes during the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2006	1,884,358	$1.85	7.60	$-
Granted	1,050,000	0.53	3.00	-
Exercised	-	-		-
Forfeited	(465,874)	1.48		-
Converted	-	-		-
Expired	-	-		-
Canceled	-	-		-
Outstanding at March 31, 2007	2,468,484	$1.35	6.68	$-

Exercisable at March 31, 2007	1,992,234	$1.50	6.90	$-

A summary of the status of the Company’s non-vested option shares relating to employee and director compensation as of March 31, 2007, and changes during the three months then ended is presented below:

Non-vested Options	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 1, 2006	539,324	$1.25
Granted	750,000	$0.48
Vested	(483,074)	$1.16
Forfeited	(330,000)	$1.09
Non-vested at March 31, 2007	476,250	$0.60

As of March 31, 2007, there was approximately $227,000 of total unrecognized compensation cost related to non-vested option share-based compensation arrangements. Of the amount, $133,000 is expected to be recognized throughout the remainder of fiscal year ending September 30, 2007, and $49,000 and $45,000 is expected to be recognized throughout fiscal years ending September 30, 2008 and 2009, respectively.

(15)         Stockholders’ Equity

During the month of October 2006, the Company issued and delivered 70,000 shares of the Company’s common stock to one consultant for services valued at approximately $38,500.

During the month of February 2007, the Company issued and delivered 44,606 shares of the Company’s common stock to four individuals. These individuals never received the additional shares of stock they were eligible for resulting from the February 18, 2004 Lumalite Holdings, Inc. reverse merger. Shareholders of record prior to the reverse merger date were entitled to receive a multiplier of 1.712458 shares of stock for every share they owned which these individuals never received.

During the month of February 2007, the Company issued and delivered 33,613 shares of the Company’s common stock to a Convergence director in exchange for $20,000 of consulting services.

(16)        Legal settlement:

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

The fair value of 2,699,684 shares of the Company’s common stock at December 15, 2005 was $3,779,558. The per share closing price of the Company’s stock at December 15, 2005 was $1.40.

 (17)        Assignment of the Trumble Claims:

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

(18)        Commitments:

The fees payable to the Director of the company is as follows:

For the year ended September 30,
2007	$48,000
2008	$96,000
2009	$96,000
2010	$16,000

(19)         Amendments to Articles of Incorporation and Bylaws

On December 5, 2006, the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as MEMS USA, Inc.) would merge with a newly formed wholly-owned subsidiary, Convergence Ethanol, Inc., as a parent/ subsidiary merger with the Company as the surviving corporation. This merger, which became effective as of December 5, 2006, was completed pursuant to Section 92A.180 of the Nevada Revised Statutes. Stockholder approval to this merger was not required under Section 92A.180. The purpose of this merger was to change the Company's name to "Convergence Ethanol, Inc."

(20)        Contingencies and Legal Proceedings :

As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation are asserted or commenced from time to time against the Company. The Company believes that final judgments, if any, which might be rendered against the Company in current litigation are adequately reserved, covered by insurance, or would not have a material adverse effect on its financial statements. In addition, the Company is subject to the following proceedings:

On December 14, 2006, the Company filed a lawsuit entitled Convergence Ethanol, Inc. v. Daniel Moscaritolo, et al., in the United States District Court for the Central District of California, Case No. CV06-07971 ABC (FFMx). In this action, the Company brought suit against one of its former officers, Daniel Moscaritolo, for, among other things, violations of the federal securities laws and breaches of fiduciary duty. Specifically, the complaint alleges, among other things, that Mr. Moscaritolo sought and obtained shareholder proxies in violation of Section 14 of the Securities Exchange Act of 1934, and that he repeatedly breached his fiduciary duties to the corporation, while still an officer, in an attempt to assert control over it.

On February 12, 2007, the federal court issued a preliminary injunction that, among other things, precludes Mr. Moscaritolo from voting the shareholder proxies that he obtained. Mr. Moscaritolo has filed an answer to the complaint and recently brought counterclaims against the Company. Specifically, the counterclaims allege: (1) Breach of Mr. Moscaritolo’s “Employment Contract”; (2) Libel; (3) Nonpayment of Compensation; (4) Waiting Time Penalties; (5) Breach of the Covenant of Good Faith and Fair Dealing; and (6) Indemnification. The Company does not yet know what amount of damages the counterclaims seek, and the Court has not yet evaluated whether they are legally, much less factually, tenable. No trial date has been set.

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

On January 10, 2007, Mr. Moscaritolo and Charles L. Christensen filed a lawsuit in the First Judicial District Court of the State of Nevada in and for Carson City (Case No.: 07-00035A) against the Company, Dr. Latty, and Mr. Newsom for injunctive relief to hold an Annual Shareholders Meeting. On February 9, 2007, the Company filed a Motion to Dismiss or Stay the Action based upon the Company Action pending in the United States District Court, Central District of California, Western Division. On February 22, 2007, the court ordered the Corporation to conduct a shareholders meeting on or before April 16, 2007; therefore, an annual meeting was scheduled for that date. On April 2, 2007 a notice of the meeting was sent to the shareholders. On April 4, 2007, the plaintiffs filed a motion for contempt based on the Company's alleged failure to follow appropriate procedures for the annual meeting. On April 9, 2007, the Company filed a motion in opposition disputing the contention. In addition, the Company requested an extension of time to May 24, 2007, to complete the annual meeting. The court ruled on the motions and dismissed the Plantiffs motion for contempt and the Company’s request for an extension of time.

On April 16, 2007, the Corporation conducted a shareholder meeting at the Corporation's California headquarters. Because an insufficient number of shares were present to constitute a quorum, the meeting was formally adjourned.

On May 1, 2007, the plaintiffs filed Motion for Clarification of Prior Orders. In that Motion, plaintiffs requested the Court to require Convergence to proceed with another shareholder meeting on or before June 13, 2007, to allow for a quorum to allow the Corporation to nominate directors. On May 11, 2007, the Corporation filed an Opposition to the motion. As of the date of this filing, the Court has not ruled on this motion.

Mr. Moscaritolo filed a Sarbanes-Oxley Whistleblower complaint (No. 9-3290-07-019) on January 29, 2007, with the Occupational Safety and Health Administration under Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, and Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1514A. On March 14, 2007, the Company submitted its Response to the Complaint. Since that time, no further proceedings have been scheduled on this matter by the Occupational Safety and Health Administration.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	quarterly variations in our revenues and operating expenses;
•	announcements of new products or services by us;
•	fluctuations in interest rates;
•	significant sales of our common stock, including “short” sales;
•	the operating and stock price performance of other companies that investors may deem comparable to us; and
•	news reports relating to trends in our markets or general economic conditions;
•	anticipated trends in our financial condition and results of operations; and
•	our ability to successfully develop, finance, construct and operate our planned ethanol production facilities; and
•	the factors disclosed in our Annual Report on Form 10-KSB under the caption “Cautionary Statement Regarding Future Results, Forward-Looking Information and Certain Important Factors.”

We do not undertake to update, revise or correct any forward-looking statements.

Any of the factors described or referenced above could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

We are engaged in the business of developing bio-renewable energy projects and providing products and professionally engineered systems to the energy industry. The Company’s mission is to support the energy industry in producing cleaner burning fuels. Each of three company-operating divisions has a specific eco-energy focus: (1) development of a woodwaste to bio-renewable fuel-grade alcohol/ethanol project, (2) selling engineered products; and (3) engineering, fabrication and sale of eco-focused energy systems. ISO 9001:2000-certified, operating divisions have served customers throughout the energy sector since 1952.

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

Fuel-grade alcohol/ethanol is the world's most used alternative liquid fuel. Worldwide demand is more than double production capacity. Next year’s market for fuel-grade alcohol/ethanol in Canada is eight times greater than last year’s production capability.

The Province of Ontario where our HEO facility will be located has mandated that all motor gasoline sold in Ontario must contain at least 5% ethanol starting on January 1, 2007, with the goal of 10% by 2010. We believe this will provide an assured market for fuel-grade alcohol/ethanol. HEO, owns 720 acres in Hearst, Ontario, has obtained forest resources, acquired construction permits, acquired a quarry for construction aggregate and owns a woodwaste repository containing nearly 1.5 million tons of woodwaste. We believe that the existing woodwaste on site will be sufficient to run the future plant for more than one year for production of 120 million gallons of fuel-grade alcohol/ethanol.

Formation of HEO

In December 2005, the Company incorporated Hearst Ethanol One, Inc., an Ontario corporation (“HEO”) for the purpose of building, owning and operating an ethanol production facility in Canada. On December 21, 2005, HEO entered into a land purchase agreement with C. Villeneuve Construction Company, Ltd. The transaction closed on April 7, 2006 and the Company owns 87% of HEO.

CA MEMS

Our CA MEMS subsidiary engineers, designs and oversees the construction of “Intelligent Filtration Systems” (“IFS”) for the gas and oil industry. These systems filter solids from oil or water. Our IFS™ systems are fully integrated and may be composed of a “Smart Backflush Filtration System” with an integral electronic decanting system, a carbon bed filter and an ion-exchange resin bed system. This equipment will purify an amine liquid by removing particulate, chemical contaminants, and heat stable salts to allow the amine to more effectively remove acid gases during oil refining. Unlike a typical canister filter system, such as the oil filter in an automobile, which needs to be periodically replaced and disposed of, the filters utilized in Intelligent Filtration Systems can last for decades. Furthermore, the filter system is self cleaning. Once the system recognizes that its filter is becoming clogged by debris filtered from the fluid flow, it turns the fluid flow through the filter off and “back flushes” the debris caked on the filter into a collection decanter. The system then turns the fluid flow through the system back on through the freshly cleaned filter. The filter cleaning process takes only seconds to complete and repeats as necessary to assure optimum filtration. A facility utilizing IFS technology needn’t dispose of contaminated filters, but only need dispose of the contaminate itself. Thus, while a filtration system based upon IFS technology typically requires a greater capital investment on the part of the purchaser, these costs are offset in the long run by savings in filter replacement and disposal costs.

The U.S. EPA and California CARB requirements for cleaner burning fuels have opened up additional oil refinery opportunities for the purchase of our IFS. We believe our IFS product can help our customers achieve lower operating costs and minimize wastes while enhancing their ability to meet the more stringent government requirements for cleaner burning fuels. The system dramatically reduces hazardous waste disposal costs.

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

Bott

Our Bott subsidiary is a stocking distributor for premier lines of industrial pumps, compressors, flow meters, valves and instrumentation. Bott sells aviation refueling systems for helicopter refueling on oil rigs throughout the world. Bott and Gulfgate have a combined direct sales force as well as commissioned sales representatives that sell their products. Gulfgate also constructs refueling systems that Bott sells for commercial marine vessels.  Bott’s customers include chemical manufacturers, refineries, power plants and other industrial customers.

Bott has served customers throughout the energy sector since 1952; we acquired Bott in 2004.

Former Subsidiary:

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

On December 15, 2005, the Company assumed Weisdorn Sr.’s obligation to purchase 165,054 shares from Mr. Trumble at $1.86 per share. This liability was paid in full as of October 31, 2006.

Comparison of Operations

Net sales for the three-month periods ended March 31, 2007 and 2006 were $1,507,414 and $2,515,412, respectively. The sales decrease ($1,007,999) for the three months (40.0%) ended March 31, 2007 as compared to the prior year was due primarily to a weakening of demand in our industrial pumps, valves and instrumentation product lines. In the aftermath of Hurricane Katrina (August 2005) eight Gulf of Mexico refineries and more than 20 offshore oil platforms sustained major damage. The ensuing repairs and reconstruction spiked demand for the Company’s products and accounted for the strong prior year performance.

Net sales for the six-month periods ended March 31, 2007 and 2006 were $5,455,186 and $5,141,931, respectively. The sales increase ($313,255) for the six months (6.1%) ended March 31, 2007 as compared to the prior year was due primarily to the delivery of the Company’s first Intelligent Filtration System in December 2006 and more than offset the lower sales in our industrial pumps, valves and instrumentation product lines. The Company recognized 95% of the IFS contract value during the month of December, 2006. The remaining sales (5%) were recognized during the second fiscal quarter ended March 31, 2007. This represents system commissioning and documentation.

The Company computes gross profit as net sales less cost of sales. Gross profit for the three-month periods ended March 31, 2007 and 2006 were $152,829 and $557,061 respectively. The gross profit decrease for the three months ended March 31, 2007 as compared to the prior year was due primarily to lower sales volume and inventory write-offs. The gross profit margin is the gross profit divided by net sales, expressed as a percentage. Gross profit margin for the three-month periods ended March 31, 2007 and 2006 were 10.1% and 22.1% respectively. The decrease of 12.0% was primarily due to higher overhead charges and inventory adjustments.

Gross profit for the six-month periods ended March 31, 2007 and 2006 were $819,090 and $1,111,836 respectively. The gross profit decrease for the six months ended March 31, 2007 as compared to the prior year was due primarily due to a combination of lower margins on commercial aviation refueling systems shipments, the IFS shipment, and higher inventory adjustments. The gross profit margin is the gross profit divided by net sales, expressed as a percentage. Gross profit margin for the six-month periods ended March 31, 2007 and 2006 were 15.0% and 21.6% respectively. This decrease of 6.6% was primarily due to lower margins on commercial aviation refueling systems shipments, the IFS System shipment and higher inventory adjustments.

Selling, general and administrative (S,G&A) expenses were $1,407,740 and $1,354,190 for the three months ended March 31, 2007 and 2006, respectively. The increase in SG&A spending for the three months ended March 31, 2007 as compared to the prior year was due primarily to higher legal costs associated with the on-going litigation with an ex-employee (See Part II, Item 1, Legal Proceedings). Lower payroll costs resulting from last year’s Profit Improvement Initiative and lower commission expense due to the lower sales volume and newly revised sales commission plans partially offset the higher legal costs.

Selling, general and administrative (SG&A) expenses were $2,795,565 and $2,675,737 for the six months ended March 31, 2007 and 2006, respectively. The increase in S,G&A spending for the six months ended March 31, 2007 as compared to the prior year was due primarily to higher legal costs associated with the on-going litigation with an ex-employee (See Part II, Item 1, Legal Proceedings). The higher legal costs were partially offset by lower payroll costs resulting from last year’s profit improvement plan and lower commission expense due to the lower sales volume and newly revised sales commission plans.

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

For the quarter ended March 31, 2007, shareholder’s deficit was $2,649,906 as compared to equity of $577,844 for the prior year period ended September 30, 2006. The decrease in shareholder equity is primarily attributable to operating losses and the charges related to the convertible note. (See note 11 to the Consolidated Financial Statements in this Report).

Other expense (income), net for the three-month periods ended March 31, 2007 and 2006 were $404,885 and $11,222, respectively. The increase in other expense is attributable to interest expense and liquidated damages associated with the Global note (See note 11 to the Consolidated Financial Statements in this Report) but, partially offset by a gain from a change in the derivative liability also associated with the Global note and warrants outstanding at March 31, 2007.

Other expense (income), net for the six-month periods ended March 31, 2007 and 2006 were $176,378 and $(3,669,131), respectively. The decrease in other income is attributable to proceeds from a legal settlement (see note 13 to the Consolidated Financial Statements in this Report) in the prior year and interest expense and liquidated damages associated with the Global note (See note 11 to the Consolidated Financial Statements in this Report). These increased costs were partially offset by a gain from a change in the derivative liability also associated with the Global note and warrants outstanding at March 31, 2007.

Net loss for the three-month period ended March 31, 2007 and 2006 was $1,659,319 versus a net loss of $808,351, respectively. Net income (loss) for the six-month period ended March 31, 2007 and 2006 was $(2,149,571) and $2,105,230, respectively.

The Company implemented a Profit Improvement Initiative in the third quarter of 2006. The initiative is significantly improving operations efficiency, increasing competitiveness and improving business profitability. The Profit Improvement Initiative includes: administrative workforce reduction, phase out of low margin products, tighter control of travel costs and a decrease in external costs across the company. The initiative is expected to deliver over $1,200,000 in annualized savings, for only a one-time $200,000 maximum related pre-tax charge, taken in the quarter ended December 31, 2006. There can be no assurance that we will achieve all the cost savings that we expect or that those measures will not have an adverse effect on our business and results of operations.

This initiative reflects our ongoing commitment to improve our rate of return on invested capital and deliver stronger bottom-line performance. Senior management is focused on ensuring that our cost structure is competitive and that it is aligned with the company’s strategic market opportunities, such as our development of a woodwaste-to-ethanol refinery in Ontario, Canada.

Workforce reductions were made in non-revenue generating areas, with the greatest reductions in corporate headquarters administrative jobs and outside consulting. The company has not reduced sales, marketing, engineering, manufacturing, finance or audit capabilities.

Liquidity and Capital Resources

Our plan of operations over the next 12 months includes the continued pursuit of our goal to design, engineer, build and operate one or more ethanol plants. In that regard we are dependent upon Hearst Ethanol One, Inc.’s efforts to raise the necessary capital. We believe that our working capital as of the date of this report will not be sufficient to satisfy our estimated working capital requirements at our current level of operations for the next twelve months. Our cash and cash equivalents were $250,943 as of March 31, 2007, compared to cash and cash equivalents of $130,550 as of September 30, 2006.

At our current cash “burn rate”, we will need to raise additional cash through debt or equity financings during 2007 in order to fund our continued development and marketing and to finance possible future losses from operations as we expand our business lines and reach a profitable level of operations. Before considering Hearst Ethanol One, Inc., we believe that we will require a minimum of $1,800,000 in order to fund our planned operations over the next 12 months, in addition to the capital required for the development of any ethanol production project. We plan to obtain the additional working capital through private placement sales of our equity securities. As of the date of this report the Company has no firm commitment for additional funds. In the absence of this commitment there is no assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued operations will be materially adversely affected.

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

On December 14, 2006, the Company filed a lawsuit entitled Convergence Ethanol, Inc. v. Daniel Moscaritolo, et al., in the United States District Court for the Central District of California, Case No. CV06-07971 ABC (FFMx). In this action, the Company brought suit against one of its former officers, Daniel Moscaritolo, for, among other things, violations of the federal securities laws and breaches of fiduciary duty. Specifically, the complaint alleges, among other things, that Mr. Moscaritolo sought and obtained shareholder proxies in violation of Section 14 of the Securities Exchange Act of 1934, and that he repeatedly breached his fiduciary duties to the corporation, while still an officer, in an attempt to assert control over it.

On February 12, 2007, the federal court issued a preliminary injunction that, among other things, precludes Mr. Moscaritolo from voting the shareholder proxies that he obtained. Mr. Moscaritolo has filed an answer to the complaint and recently brought counterclaims against the Company. Specifically, the counterclaims allege: (1) Breach of Mr. Moscaritolo’s “Employment Contract”; (2) Libel; (3) Nonpayment of Compensation; (4) Waiting Time Penalties; (5) Breach of the Covenant of Good Faith and Fair Dealing; and (6) Indemnification. We do not yet know what amount of damages the counterclaims seek, and the Court has not yet evaluated whether they are legally, much less factually, tenable. No trial date has been set.

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

On January 10, 2007, Mr. Moscaritolo and Charles L. Christensen filed a lawsuit in the First Judicial District Court of the State of Nevada in and for Carson City (Case No.: 07-00035A) against the Company, Dr. Latty, and Mr. Newsom for injunctive relief to hold an Annual Shareholders Meeting. On February 9, 2007, the Company filed a Motion to Dismiss or Stay the Action based upon the Company Action pending in the United States District Court, Central District of California, Western Division. On February 22, 2007, the court ordered the Corporation to conduct a shareholders meeting on or before April 16, 2007; therefore, an annual meeting was scheduled for that date. On April 2, 2007 a notice of the meeting was sent to the shareholders. On April 4, 2007, the plaintiffs filed a motion for contempt based on the Company's alleged failure to follow appropriate procedures for the annual meeting. On April 9, 2007, the Company filed a motion in opposition disputing the contention. In addition, because of time constraints associated with the plaintiffs' proxy solicitation and the need to conduct a meaningful annual meeting with an opportunity for full shareholder participation, the Company requested an extension of time to May 24, 2007, to complete the annual meeting. The court ruled on the motions and dismissed the Plantiffs motion for contempt and the Company’s request for an extension of time.

On April 16, 2007, the Corporation conducted a shareholder meeting at the Corporation's California headquarters.  Because an insufficient number of shares were present to constitute a quorum, the meeting was adjourned and no date was set to continue the meeting.

On May 1, 2007, the plaintiffs filed Motion for Clarification of Prior Orders.  In that Motion, plaintiffs requested the Court to require Convergence to proceed with continuing the shareholder meeting on or before June 13, 2007, to allow the continuation of the meeting without setting a new record date.  On May 11, 2007, the Corporation filed an Opposition to the motion.  In that Opposition, the Corporation offered to continue the annual meeting on September 5, 2007.  As of the date of this filing, the Court has not ruled on this motion.

Mr. Moscaritolo filed a Sarbanes-Oxley Whistleblower complaint (No. 9-3290-07-019) on January 29, 2007, with the Occupational Safety and Health Administration under Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, and Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1514A. On March 14, 2007, the Company submitted its Response to the Complaint. Since that time, no further proceedings have been scheduled on this matter by the Occupational Safety and Health Administration.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the month of October 2006, the Company issued and delivered 70,000 shares of the Company’s common stock to one consultant for services valued at approximately $38,500.

During the month of February 2007, the Company issued and delivered 44,606 shares of the Company’s common stock to four individuals. These individuals never received the additional shares of stock they were eligible for resulting from the February 18, 2004 Lumalite Holdings, Inc. reverse merger. Shareholders of record prior to the reverse merger date were entitled to receive a multiplier of 1.712458 shares of stock for every share they owned which these individuals never received.

During the month of February 2007, the Company issued and delivered 33,613 shares of the Company’s common stock to a Convergence director in exchange for $20,000 of consulting services.

Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated or accredited with access to the kind of information registration would provide.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no material defaults with respect to any of our indebtedness during the three months ended March 31, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)    Exhibits

3.1	Articles of Incorporation, as amended, of Convergence Ethanol, Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 10-QSB/A for the quarter ended December 31, 2006)

3.2	Bylaws, as amended, of Convergence Ethanol, Inc. (incorporated by reference from Exhibit 3.2 to the Registrant’s Form 10-QSB/A for the quarter ended December 31, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.2	Certification of Chief Executive and Chief Financial Officers Pursuant to 18 U.S.C Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVERGENCE ETHANOL, INC. (Registrant)

Date: May 21, 2007	/s/ James A. Latty
James A. Latty
Chief Executive Officer