Form 10QSB
period 2007-06-30
Convergence Ethanol, Inc.
filed 2007-08-20
CIK 23778

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Common Stock Outstanding as of August 15, 2007 was 21,050,790.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

Documents incorporated by reference:

None

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONVERGENCE ETHANOL, INC. (fka Mems USA, Inc.)
Consolidated Balance Sheet

Unaudited
ASSETS	June 30, 2007
Current assets:
Cash and cash equivalent	$168,764
Accounts receivable, net allowance for uncollectible of $154,331	718,261
Inventories, net of provision for obsolete items	1,245,291
Other current assets	345,983
Total current assets	2,478,299
Plant, property and equipment, net	2,435,477
Other assets	244,136
Total assets	$5,157,912

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,549,393
Liquidation Damages	561,270
Current portion of long-term debt	17,412
Loans from shareholders	110,738
Liability to be satisfied through the issuance of shares	561,300
Convertible debenture	3,530,000
Derivative liability	3,016,839
Total current liabilities	10,346,951
Long-term liabilities	3,672
Total liabilities	10,350,623
Minority interests	103,930
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 21,395,178 shares issued and outstanding	21,395
Additional paid in capital	21,024,305
Accumulated deficit	(22,417,783)
Prepaid Expenses in Stock	(125,000)
Treasury stock (2,710,436 shares)	(3,799,558)
Total stockholders' deficit	(5,296,640)
Total liabilities and stockholders' deficit	$5,157,912

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONVERGENCE ETHANOL, INC. (fka Mems USA, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Three month periods ended June 30,		Nine month periods ended June 30,
	2007	2006	2007	2006

Net revenues	$924,930	$2,029,431	$6,380,115	$7,171,362
Cost of revenues	738,313	1,554,914	5,374,408	5,585,009
Gross profit	186,617	474,517	1,005,707	1,586,353
Operating Expenses
Selling, general and administrative expenses	1,227,701	1,161,641	4,023,267	3,837,378
Loss from operations	(1,041,085)	(687,124)	(3,017,560)	(2,251,025)
Other income (expenses)
Gain from change in derivative liability	841,674	-	1,479,967	-
Liquidation damage - convertible note	(373,003)	-	(561,270)	-
Income due to legal settlement	-	-	-	3,703,634
Interest expense	(3,281,146)		(3,843,522)
Other income (expense)	61,378	(18,385)	(2,651)	(52,888)
Total other Income (expenses)	(2,751,097)	(18,385)	(2,927,475)	3,650,746
Income (loss) before minority interest	(3,792,182)	(705,509)	(5,945,035)	1,399,721
Loss attributable to minority interest	-	3,133	3,283	3,133
Net income (loss)	$(3,792,182)	$(702,376)	$(5,941,752)	$1,402,854
Net income (loss) per share, basic and diluted:
Weighted average number of shares outstanding, basic	20,622,414	19,849,572	20,390,298	19,026,161
Net income (loss) per share, basic	$(0.18)	$(0.04)	$(0.29)	$0.07
Weighted average number of shares outstanding, diluted	20,622,414	19,849,572	20,390,298	20,700,202
Net income (loss) per share, diluted	$(0.18)	$(0.04)	$(0.29)	$0.07

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONVERGENCE ETHANOL, INC. (fka Mems USA, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006
Cash flows used for operating activities:
Net income (loss)	$(5,941,752)	$1,402,854
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income due to legal settlement	-	(3,703,634)
Depreciation and amortization	164,759	173,855
Gain on sale of asset	(5,629)	-
Stock base compensation, director and employee	213,740	-
Warrant issued to outsiders	203,115	-
Amortization of discount on convertible debenture	2,821,081	-
Gain from derivative liability	(1,479,968)	-
Common stock issued for services	48,279	319,677
Loss attributable to minority interest	(3,283)	(3,133)
Change in assets and liabilities:
Accounts receivable	563,737	(405,333)
Inventories	794,397	(458,807)
Other current assets	259,362	(546,787)
Change in other assets :-
Accounts payable and accrued expenses	(461,517)	1,747,962
Other current liabilities	-	159,390
Liquidation Damages Payable	561,270	-
Total adjustments	3,679,342	(2,716,810)
Net cash used for operating activities	(2,262,410)	(1,313,956)
Cash flows from investing activities:
Acquisition of property and equipment	-	(122,691)
Disposal of property and equipment	18,920	-
Other assets	-	(82,878)
Net cash provided by (used for) investing activities	18,920	(205,569)
Cash flows from financing activities:
Proceeds from convertible debenture	3,530,000	-
Lines of credit	(325,114)	(35,506)
Promissory notes payable	(343,302)	(25,673)
Notes payable	(66,211)	63,579
Liability to be satisfied through the issuance of shares	-	2,776
Payment on long term liabilities	-	(20,163)
Convertible loan	(150,000)	-
Loan from shareholders	(56,670)	(40,527)
Purchase of shares pursuant to acquisition of subsidiaries	-	(20,000)
Liability due to legal settlement	(307,000)	-
Underwriting related to issuance of shares	-	(97,316)
Common stock issued for cash	-	1,652,878
Net cash provided (used) by financing activities	2,281,703	1,480,048
Net increase in cash and cash equivalents	38,213	(39,477)
Cash and cash equivalents, beginning of period	130,550	828,153
Cash and cash equivalents, end of period	$168,763	$788,676
Supplemental disclosure of cash flow information:
Interest paid	$353,000	$137,332
Income taxes paid	$-	$29,354

Supplemental disclosure of non-cash financing activities:
Common stock issued for finder's fees for HEO property	$38,500	$-
Common stock (including $1,400,000 of shares subject to mandatory
redemption factor) issued for acquisition of Bott and Gulfgate	$-	$809,966
Common issued for prepayment of retainer	$125,000	$-
Common stock issued for Accounts payable settlement	$449,162	$-
Assets acquired by HEO through issuance of shares	$-	$11,797,096

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

CA Mems

CA MEMS engineers, designs and oversees the construction of “intelligent filtration systems” (“IFS”) for the gas and oil industry. The Company's IFS systems are fully integrated and are composed of a “Smart Backflush Filtration System” with an integral electronic decanting system, a carbon bed filter and an ion-exchange resin bed system.

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

HEO - Hearst Ethanol One

In April 10, 2006, the Company incorporated Hearst Ethanol One, Inc., a Federal Canadian Corporation (“HEO”). Since that time, HEO has acquired 720 acres in Hearst, Ontario, Canada together with approximately 1.3 million cubic meters of woodwaste. The property was purchased to provide the site and the biomass material to produce bio-renewable fuel-grade alcohol/ethanol from woodwaste.  HEO has obtained construction and zoning permits. The Company currently owns 87% of HEO.

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

Revenue Recognition:

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Earnings Per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock equivalents had been exercised and issued and if the additional common shares were dilutive. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. There were 87,919 shares of common stock equivalents for the nine month period ended June 30, 2007 which were excluded because they are not dilutive. Common stock equivalents includes, but is not limited to warrants, stock options, convertible notes, etc.

Interim Financial Statements:

The accompanying unaudited consolidated financial statements for the nine month periods ended June 30, 2007 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2006 included in the Company's 2006 Annual Report.

Going Concern and Impending Bankruptcy:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company as a going concern. However, the Company has sustained net losses of $19,428,589 which included non-cash net asset impairment charges of $10,900,000 and gains from a change in derivative liability of $1,479,967 and has used substantial amounts of working capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations.

The Company is investigating the options of either selling its two Texas subsidiaries (Bott & Gulfgate) or electing to consent to a voluntary Chapter 11 proceeding, (re-organization), which would allow the Company to continue operating under supervision of the bankruptcy court. The breathing room provided under Chapter 11 would allow the Company to attempt to raise equity or debt financing to provide the necessary capital to reorganize its affairs. There is no guarantee that the Company will be permitted to proceed under Chapter 11 and, further, there is no guarantee that the Company will be successful in raising equity and/or debt financing sufficient to reorganize its affairs.  However, as of the date of this report, no firm decision has been made by the Management. As of the date of this report, no orders have been entered by this court, no receivers or other similar officers have been appointed, nor has the court assumed jurisdiction over the Company’s business.

These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These changes had no effect on reported financial positions or results of operations.

Recent Accounting Pronouncements:

In September 2006, FASB issued SFAS 158 Employers Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The disclosures include a brief description of the provisions of this Statement; the date that adoption is required; and the date the employer plans to adopt the recognition provisions of this Statement, if earlier.

This statement is effective for fiscal year ending after December 15, 2008. Management has not determined the effect if any, the adoption of this statement will have on the financial statements.

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

The effect of this pronouncement on our financial statements has been significant.

(2)   Investments in Hearst Ethanol One, Inc.:

Hearst Ethanol One Inc. Agreement:

On April 10, 2006, the Company incorporated Hearst Ethanol One, Inc., a Federal Canadian Corporation (“HEO”). On April 21, 2006 the Company completed the acquisition of 720 acres of real property, together with all biomass material located thereon. The site is located in the Township of Kendall, District of Cochrane, Canada, The property was purchased from C. Villeneuve Construction Co. LTD., a Canadian Corporation to provide the site and the biomass material for the construction and operation of bio-renewable woodwaste-to-fuel-grade alcohol/ethanol refinery to be owned by HEO.

Pursuant to the provisions of the Agreement, HEO issued ten point five percent (10.5%) of HEO's common shares to Villeneuve as consideration for the transfer of the Property. At the close of the transaction, the Company owned 87% of the common stock of HEO.

Pursuant to a Memorandum of Understanding entered into on April 20, 2006 between HEO and Villeneuve to clarify the Agreement, Villeneuve shall be entitled to appoint one member of HEO's board of directors for so long as Villeneuve is at least a ten percent (10%) stockholder of HEO.

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

Writing off Inventory:

During the fourth quarter of last year the company wrote off the value of HEO's inventory to a nominal amount. After conducting an asset evaluation review it was determined that no known market for the materials other than utilization in the Company's planned manufacturing facility currently exists.

At September 30, 2006, HEO's inventory with a gross value of US $11,461,362 was fully written off.

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

On December 15, 2005, the Company assumed Weisdorn Sr.'s obligation to purchase 165,054 shares from Mr. Trumble at $1.86 per share. This obligation was satisfied on October 31, 2006.

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

(4)   Accounts Receivable:

Accounts receivable has been reduced by an allowance for amounts that may become uncollectible. This estimated allowance is based primarily on Management's evaluation of the financial condition of the customer and historical bad debt experience. The Company has provided reserves for doubtful accounts as of June 30, 2007 in the amount of $154,331 which the Company believes are adequate.

(5)   Factoring Payable:

The Company entered into an agreement with BLX Funding LLC (“the Factor”) whereby the Factor will purchase the Company's accounts receivable in factoring transactions with recourse.

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

At June 30, 2007, the Company had a factoring payable balance of $154,244 associated with this factor.

(6)   Inventories:

Inventories consist of finished goods of $281,357, raw material of mature timber of $647,953, and work in process in the amount of $353,778 at June 30, 2007. The inventory reserves included in the books are $38,107.

(7)  Other Assets :

The other assets at June 30, 2007 comprises of the following:

Prepaid Interest on the Convertible Loan	$158,040
Prepaid Debt issuance cost	643,272
Deferred compensation to Directors	156,601
Prepaid Expenses	120,513
Advance to vendors	154,791
Deposits	58,191
Collateralized CDs	92,571
Other assets	7,453
Total Other Assets	1,391,432
Less : current portion of other assets	(345,983)

Long-term other assets	$1,045,448

(8)   Plant, Property and Equipment:

A summary at June 30, 2007 are as follows:

Land	$848,608
Buildings and improvements	1,244,453
Furniture, Machinery and equipment	980,623
Automobiles and trucks	47,508
3,121,192
Less accumulated depreciation	(685,715
$2,435,477

Depreciation expense charged to operations totaled $164,759 and $173,855 respectively, for the nine months ended June 30, 2007 and 2006.

(9) Accounts Payable and Accrued Expenses:

As at June 30, 2007, the accounts payable and accrued expenses comprises of the following:

Accounts Payable	$1,466,898
Accrued Expenses	317,407
Factor Payable (Refer Note 2)	154,244
Payroll and Sales Taxes	163,753
Customer Advances	388,235
Other current liabilities	58,858
Total	$2,549,393

(10)   Business Lines of Credits - Bott:

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

The Agreements and Notes are secured by the inventory, chattel paper, accounts receivable and general intangibles. The Agreements and Notes are also secured by the personal performance guarantees of certain executives of the Company (Commercial Guarantees). All amounts related to Bott's outstanding promissory notes totaled $496,877 on September 30, 2006 and were paid in full on October 31, 2006.

(11)   Business Line of Credit - Gulfgate:

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

(12)   Loan from Shareholders:

In September 2005, Daniel K. Moscaritolo, then COO and Director, and James A. Latty, CEO and Chairman, (“Lenders”) each loaned the Company, $95,800 (collectively, $191,600).

The transactions are evidenced by two notes dated November 1, 2005 (hereinafter, “Notes”). The terms of the Notes require repayment of the principal and interest, which accrues at a rate of ten percent (10%) per annum on May 1, 2006. The Notes are accompanied by Security Agreements that grant the Lenders a security interest in all personal property belonging to the Company, as well as granting an undivided ½ security interest in all of the Company's right title and interest to any trademarks, trade names, contract rights, and leasehold interests.

On October 31, 2006 the Company paid Mr. Daniel Moscaritolo a sum of $54,358 of which $8,558 was for accrued interest. As of October 31, 2006 Mr. Moscaritiolo's loan was paid in full.

At June 30, 2007 the Company owes James A. Latty, President, CEO and Chairman, the sum of $110,738 in loan and accrued interest and expense reimbursement.

(13)   Liability to be satisfied through the issuance of shares

As of June 30, 2007, the Company incurred a liability for stock subscribed in the amount of $561,300.

On June 26, 2007 the Company authorized the issuance to Richardson & Patel LLP, or its designees, of an aggregate of 1,800,000 shares ($0.24 per share) of the Company’s common stock registered on a registration statement on Form S-8 and an aggregate of 500,000 restricted shares ($0.25 per share) of common stock, in lieu of cash, for legal services rendered (non-capital raising transaction) valued at $561,300.

The Company intends to satisfy this obligation through issuance of common stock to Richardson & Patel LLP in July, 2007.

(14)   Long-Term Debts:

Promissory Notes:

In May 2003, Bott executed a promissory note with a bank in the amount of $26,398 at an interest rate equals to four point fifty five percent (4.55%) for a vehicle purchase. The term of the note is for fifty-nine (59) months at $494 per month. Balance outstanding at September 30, 2006 was $10,143 and was paid in full on October 31, 2006.

Mortgage:

On May 31, 2002, Gulfgate entered into a $140,000 promissory note (“Note”) with a bank in connection with the refinancing of Gulfgate's real estate.   The Note bears a fixed interest rate of seven percent (7.00%) per annum.   The Loan provided for fifty-nine monthly payments of $1,267 due beginning July 2002 and ending June 2007.  The Note may be prepaid without fee or penalty and is secured by a deed of trust on Gulfgate's realty.   Balance outstanding at September 30, 2006 was $19,724 and was fully paid for on October 31, 2006.

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

Registration Rights: Per the agreement, if the registration statement is not timely filed, the Company owes Purchaser liquidated damages in the amount of 1% of the principal amount of the then outstanding balance due under the Note for each 60-day period, prorated, until the registration statement is filed. If the registration statement is not declared effective within such 90 day period, the Company will owe Purchaser liquidated damages in the amount of 2% of the principal amount of the then outstanding balance of the Note for each 30-day period, prorated, until the registration statement is declared effective. The Company filed a Registration Statement on June 13, 2007. As of June 30, 2007 liquidated damages of $561,270 were accrued.

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

Per EITF 00-19, paragraph 4, these convertible notes do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares. The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. Therefore, the convertible note is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. This beneficial conversion liability has been calculated to be $2,078,431 at June 30, 2007. In addition, since the convertible note is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock. Therefore, the warrants issued in connection with this transaction and all other non-employee options and warrants have been reported as a liability at June 30, 2007 in the accompanying balance sheet with a fair value of $315,467. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.64%, volatility of 93.54% and expected term of five year. The redemption liability was $622,941 as at June 30, 2007. The fair value of the beneficial conversion feature, redemption liability and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible notes were $2,414,852 and $406,229, respectively. $2,821,081 has been recorded as a discount to the convertible notes which will be amortized over the term of the notes. The following is the summary of Convertible Note as at June 30, 2007

Convertible Note	$3,530,000
Less : Unamortized Discount	(2,187,882)
Net Convertible Note	$1,342,118

Principal payments on these convertible notes are as follows:

Year ending September 30,
2007	$-0-
2008	-0-
2009	-0-
2010	3,530,000
$3,530,000
 (15)   Warrants:

Warrants outstanding as of June 30, 2007 are as follows:

	Outstanding Warrants	Wt Avg Exercise Price	Aggregate Intrinsic value
Outstanding as of October 1, 2006	822,000	$2.61	$0
Granted	2,458,991	0.60
Exercised	-	-
Forfeited	-	-
Outstanding as of June 30, 2007	3,280,991	$1.53	$0

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
Price range:	Warrants	Price	Life	Warrants	Price	Weighted Life

$0.61-$3.75	3,280,991	1.53	3.45	3,280,991	1.53	3.45
Total	3,280,991	1.53	3.45	3,280,991	1.53	3.45

All of the Company's warrants were fully vested as of October 1, 2006.

(16)   Stock-based Compensation:

Following is the Company's stock option activity during the nine months ended June 30, 2007:

On October 18, 2006, the Company issued options to purchase 300,000 shares of common stock to a director. The options vested upon issuance, have an exercise price of $0.51 per share, and expire in 5 years. The fair value of these options on the date of grant amounted to $86,829, was recorded as deferred director compensation, and is being amortized over two years on the straight-line method. Amortization of this deferred director compensation amounted to $30,752 during the nine months ended June 30, 2007. The unamortized deferred director compensation amounted to $56,077 at June 30, 2007.

On November 1, 2006, the Company issued options to purchase 300,000 shares of common stock to an officer. The options vest over 3 years, have an exercise price of $0.45 per share, expire in 10 years, and also vest the day before any merger or acquisition of more than 50% of the Company's capital stock, or the purchase of substantially all of the Company's assets, by a third-party. The fair value of these options on the date of grant amounted to $104,792 and is being recognized on a straight-line basis over the requisite service period.

On February 1, 2007, the Company issued options to purchase 300,000 shares of common stock to a director. The options vested upon issuance, have an exercise price of $0.60 per share, and expire in 5 years. The fair value of these options on the date of grant amounted to $126,979, was recorded as deferred director compensation, and is being amortized over two years on the straight-line method. Amortization of this deferred director compensation amounted to $26,454 during the nine months ended June 30, 2007. The unamortized deferred director compensation amounted to $100,525 at June 30, 2007.

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

The following table illustrates the effect on net income and net income per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS 148 “Accounting for Stock-Based Compensation Transaction and Disclosure - An Amendment to SFAS 123, prior to the adoption of SFAS 123R:

Three Months Ended June 30, 2006
Net income, as reported	$1,402,854
Deduct: Total stock-based employee compensation expenses determined under the fair value Black-Scholes method with a 128% volatility at December 31, 2005 and a 6% risk free rate of return assumption	(29,911)
Pro forma net income	$1,372,943
Income per share:
Weighted average shares, basic	19,026,161
Basic, pro forma, per share	$0.07

A summary of option activity relating to employee and director compensation as of June 30, 2007, and changes during the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2006	1,884,358	$1.85	7.35	$-
Granted	1,050,000	0.53	2.75	-
Exercised	-	-		-
Forfeited	(465,874	1.48		-
Converted	-	-		-
Expired	-	-		-
Canceled	-	-		-
Outstanding at June 30, 2007	2,468,484	$1.35	6.43	$-

Exercisable at June 30, 2007	1,987,734	$1.50	6.31	$-

A summary of the status of the Company's non-vested option shares relating to employee and director compensation as of June 30, 2007, and changes during the three months then ended is presented below:

Non-vested Options	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 1, 2006	539,324	$1.25
Granted	750,000	$0.48
Vested	(483,074	$1.16
Forfeited	(330,000	$1.09
Non-vested at June 30, 2007	476,250	$0.60

As of June 30, 2007, there was approximately $227,000 of total unrecognized compensation cost related to non-vested option share-based compensation arrangements. Of the amount, $133,000 is expected to be recognized throughout the remainder of fiscal year ending September 30, 2007, and $49,000 and $45,000 is expected to be recognized throughout fiscal years ending September 30, 2008 and 2009, respectively.

(17)   Stockholders' Equity

During the month of October 2006, the Company issued and delivered 70,000 shares of the Company's common stock to one consultant for services valued at approximately $38,500.

During the month of February 2007, the Company issued and delivered 44,606 shares of the Company's common stock to four individuals. These individuals never received the additional shares of stock they were eligible for resulting from the February 18, 2004 Lumalite Holdings, Inc. reverse merger. Shareholders of record prior to the reverse merger date were entitled to receive a multiplier of 1.712458 shares of stock for every share they owned which these individuals never received.

During the month of February 2007, the Company issued and delivered 33,613 shares of the Company's common stock to a Convergence director in exchange for $20,000 of consulting services.

During the month of April 2007, the Company issued and delivered 75,000 shares of the Company's common stock to one consulting firm for services valued at approximately $21,750.

During the month of April 2007, the Company issued and delivered 248,166 shares of the Company's common stock to seven individuals.

During the month of April 2007, the Company issued and delivered 25,000 shares of the Company's common stock to one consulting firm valued at approximately $12,863 to satisfy an account payable.

During the month of April 2007, the Company issued and delivered 41,854 shares of the Company's common stock to one individual.

In June, the Company issued and delivered 670,000 shares of common stock to 27 shareholders to satisfy its private placement obligations.

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

The fair value of 2,699,684 shares of the Company's common stock at December 15, 2005 was $3,779,558. The per share closing price of the Company's stock at December 15, 2005 was $1.40.

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

(20)   Commitments:

Pursuant to his appointment as a director, Mr. Newsom and the Company entered into a Consulting Agreement. Pursuant to the Consulting Agreement, Mr. Newsom shall receive the following: (i) the sum of $20,000, (ii) the sum of $4,000 per month payable on the first day of each month during his tenure as a member of the Company’s Board of Directors, (iii) an additional $2,000 per trip, if Mr. Newsom makes more than three trips (per quarter) to attend meetings on the Company’s business, (iv) $250 per hour for work performed for the Company over and above time spent on trips to attend meetings on the Company’s business, (v) travel expenses for trips to attend meetings on the Company’s business, and (vi) options for the purchase of up to 300,000 shares of common stock of the Company at an exercise price of $0.51 per share. The option period shall be 60 months from October 18, 2006.

Pursuant to his appointment as a director, Mr. Fitzgerald and the Company entered into a Consulting Agreement which is similar to what was provided to Mr. Newsom. Pursuant to the Consulting Agreement, Mr. Fitzgerald shall receive: (i) $20,000 worth of Company common stock, based on the exercise price being equal to 85% of the fair market value of the Company common stock on Mr. Fitzgerald’s election date, which equates to 33,613 shares, (ii) the sum of $4,000 per month during his tenure as a member of the Board of Directors, (iii) an additional $2,000 per trip, if Mr. Fitzgerald makes more than three trips per year to attend meetings on Company business (outside of the greater Los Angeles area), (iv) $250 per hour for work performed for the Company over and above time spent on trips to attend meetings, (v) travel expenses for trips to attend Company meetings, and (vi) options for the purchase of up to 300,000 shares of common stock of the Company at an exercise price of $0.595 per share. The option period shall be 60 months from February 1, 2007.

The fees payable to the Director of the company is as follows:

For the year ended September 30,
2007	$12,000
2008	$48,000
2009	$48,000

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

 (22)   Contingencies and Legal Proceedings :

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

On February 12, 2007, the federal court issued a preliminary injunction that, among other things, precludes Mr. Moscaritolo from voting the shareholder proxies that he obtained. Mr. Moscaritolo has filed an answer to the complaint and recently brought counterclaims against the Company. Specifically, the counterclaims allege: (1) Breach of Mr. Moscaritolo's “Employment Contract”; (2) Libel; (3) Nonpayment of Compensation; (4) Waiting Time Penalties; (5) Breach of the Covenant of Good Faith and Fair Dealing; and (6) Indemnification. The Company does not yet know what amount of damages the counterclaims seek, and the Court has not yet evaluated whether they are legally, much less factually, tenable. There has been no progress to report in settlement negotiations.  A trial date has been set in March, 2008.

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

On January 10, 2007, Mr. Moscaritolo and Charles L. Christensen filed a lawsuit in the First Judicial District Court of the State of Nevada in and for Carson City (Case No.: 07-00035A) against the Company, Dr. Latty, and Mr. Newsom for injunctive relief to hold an Annual Shareholders Meeting. On February 9, 2007, the Company filed a Motion to Dismiss or Stay the Action based upon the Company Action pending in the United States District Court, Central District of California, Western Division. On February 22, 2007, the court ordered the Corporation to conduct a shareholders meeting on or before April 16, 2007; therefore, an annual meeting was scheduled for that date. On April 2, 2007 a notice of the meeting was sent to the shareholders. On April 4, 2007, the plaintiffs filed a motion for contempt based on the Company's alleged failure to follow appropriate procedures for the annual meeting. On April 9, 2007, the Company filed a motion in opposition disputing the contention. In addition, the Company requested an extension of time to May 24, 2007, to complete the annual meeting. The court ruled on the motions and dismissed the Plantiffs motion for contempt and the Company's request for an extension of time.

On April 16, 2007, the Corporation conducted a shareholder meeting at the Corporation's California headquarters. Because an insufficient number of shares were present to constitute a quorum, the meeting was formally adjourned.

On May 1, 2007, the plaintiffs filed Motion for Clarification of Prior Orders. In that Motion, plaintiffs requested the Court to require Convergence to proceed with another shareholder meeting on or before June 13, 2007, to allow for a quorum to allow the Corporation to nominate directors. On May 11, 2007, the Corporation filed an Opposition to the motion. On June 4, 2007 the Nevada Court issued an order denying Plaintiff's motion for clarification of prior orders (and motion to compel a June 13th shareholder's meeting). The Court is satisfied with our scheduled meeting date of September 5, 2007 and has imposed no other obligations on the Company..

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

On June 15th, 2007, two lawsuits were filed for wrongful termination and discrimination by two former employees who were discharged by the Company on December 1, 2006 under the captions Edgar P. Ninfranco v. California Mems USA Inc. et al. (Superior Court of California, Los Angeles County, Case No. BC372830) and Jose Luis Cabrera-Chavez v. California Mems USA Inc. et al. (Superior Court of California, Los Angeles County, Case No. BC372831).  The responses to the complaints are due September 3, 2007. The Company strongly believes the claims against the company are without merit and intends to vigorously contest each lawsuit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Current Business Summary

We are a renewable energy company with a mission to support the energy industry's production of cleaner burning fuels, through the development of profitable, bio-renewable energy projects and through the engineering, fabrication and sale of environmentally focused systems and equipment.

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

Our Operating Subsidiaries:

HEO

The Company is currently developing a project that is expected to produce 120 million gallons a year of bio-renewable fuel-grade alcohol/ethanol. In April 2006, the Company incorporated Hearst Ethanol One, Inc., a Federal Canadian Corporation (“HEO”). HEO, which owns 720 acres in Hearst, Ontario, Canada and nearly 1.3 million cubic meters of woodwaste.

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

Fuel-grade alcohol/ethanol is the world's most used alternative liquid fuel. Worldwide demand is more than double production capacity. Next year's market for fuel-grade alcohol/ethanol in Canada is eight times greater than last year's production capability.

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

Formation of HEO

In April 2006, the Company incorporated Hearst Ethanol One, Inc., an Ontario corporation (“HEO”) for the purpose of building, owning and operating an ethanol production facility in Canada. On December 21, 2005, HEO entered into a land purchase agreement with C. Villeneuve Construction Company, Ltd. The transaction closed on April 7, 2006 and the Company owns 87% of HEO.

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

Comparison of Operations

Net sales for the three-month periods ended June 30, 2007 and 2006 were $924,930 and $2,029,431, respectively. We attribute this decline in sales ($1,104,501) primarily to insufficient working capital which has limited our ability to purchase the materials necessary to complete work in process and accept new orders for our industrial pumps, valves, instrumentation and oil purification product lines.

Net sales for the nine-month periods ended June 30, 2007 and 2006 were $6,380,115 and $7,171,362, respectively. The sales decrease ($791,247) for the nine months (-11%) ended June 30, 2007 as compared to the prior year was due primarily to lower entered orders resulting from turnover in key sales personnel and insufficient working capital which has limited our ability to purchase the materials necessary to complete work in process and accept new orders for our industrial pumps, valves, instrumentation and oil purification product lines. The delivery of the Company's first Intelligent Filtration System ($1.6 Million) in December 2006 partially offset the $2.4 million drop in sales in our other core products.

The Company computes gross profit as net sales less cost of sales. Gross profit for the three-month periods ended June 30, 2007 and 2006 were $186,617 and $474,517 respectively. The gross profit decrease for the three months ended June 30, 2007 as compared to the prior year was due primarily to lower sales volume and inventory write-offs. The gross profit margin is the gross profit divided by net sales, expressed as a percentage. Gross profit margin for the three-month periods ended June 30, 2007 and 2006 were 20.2% and 23.4% respectively. The decrease of 3.2% was primarily due to higher overhead charges and inventory adjustments.

Gross profit for the nine-month periods ended June 30, 2007 and 2006 were $1,005,707 and $1,586,353 respectively. The gross profit decrease for the nine months ended June 30, 2007 as compared to the prior year was due primarily due to a combination of lower sales volume, low margins on commercial aviation refueling systems shipments and the IFS shipment, and higher inventory adjustments. The gross profit margin is the gross profit divided by net sales, expressed as a percentage. Gross profit margin for the nine-month periods ended June 30, 2007 and 2006 were 15.8% and 22.1% respectively. This decrease of 6.3% was primarily due to lower margins on commercial aviation refueling systems shipments and the IFS shipment, higher overhead charges and higher inventory adjustments.

Selling, general and administrative (S,G&A) expenses were $1,227,701 and $1,161,641 for the three months ended June 30, 2007 and 2006, respectively. The increase in SG&A spending for the three months ended June 30, 2007 as compared to the prior year was due primarily to higher legal costs associated with the on-going litigation with an ex-employee (See Part II, Item 1, Legal Proceedings). Lower payroll costs resulting from last year's Profit Improvement Initiative and lower commission expense due to the lower sales volume and newly revised sales commission plans partially offset the higher legal costs.

Selling, general and administrative (SG&A) expenses were $4,023,267 and $3,837,378 for the nine months ended June 30, 2007 and 2006, respectively. The increase in S,G&A spending for the nine months ended June 30, 2007 as compared to the prior year was due primarily to higher legal costs associated with the on-going litigation with an ex-employee (See Part II, Item 1, Legal Proceedings). The higher legal costs were partially offset by lower payroll costs resulting from last year's profit improvement plan and lower commission expense due to the lower sales volume and newly revised sales commission plans.

We expect that over the near term, our selling, general and administration expenses will increase as a result of, among other things, increased accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002, recently adopted rules and regulations of the Securities and Exchange Commission, the filing of a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock and shares of common stock underlying warrants issued in various private offerings.

For the quarter ended June 30, 2007, shareholder's deficit was $5,296,640 as compared to equity of $577,844 for the prior year period ended September 30, 2006. The decrease in shareholder equity is primarily attributable to operating losses and the charges related to the convertible note. (See note 14 to the Consolidated Financial Statements in this Report).

Other expense (income), net for the three-month periods ended June 30, 2007 and 2006 were $2,751,097 and $18,385, respectively. The increase in other expense is attributable to the charges related to the convertible note. (See note 14 to the Consolidated Financial Statements in this Report).

Other expense (income), net for the nine-month periods ended June 30, 2007 and 2006 were $2,927,475 and $(3,650,746), respectively. The decrease in other income is attributable to proceeds from a legal settlement (see note 18 to the Consolidated Financial Statements in this Report) in the prior year and the charges related to the convertible note. (See note 14 to the Consolidated Financial Statements in this Report).

Net loss for the three-month period ended June 30, 2007 and 2006 was $3,792,182 versus a net loss of $702,376, respectively. Net income (loss) for the nine-month period ended June 30, 2007 and 2006 was $(5,941,752) and $1,402,854, respectively.

The Company implemented a Profit Improvement Initiative in the third quarter of 2006. The Profit Improvement Initiative includes: administrative workforce reduction, phase out of low margin products, tighter control of travel costs and a decrease in external costs across the company. The initiative is expected to deliver approximately $1,200,000 in annualized savings, for only a one-time $200,000 maximum related pre-tax charge, taken in fiscal year 2007. There can be no assurance that we will achieve all the cost savings that we expect or that those measures will not have an adverse effect on our business and results of operations.

This initiative reflects our ongoing commitment to improve our rate of return on invested capital and deliver stronger bottom-line performance. Senior management is focused on ensuring that our cost structure is competitive and that it is aligned with the company's strategic market opportunities, such as our development of a woodwaste-to-ethanol refinery in Ontario, Canada.

Workforce reductions were primarily made in non-revenue generating areas, with the greatest reductions in corporate headquarters administrative jobs and outside consulting.

Liquidity and Capital Resources
Our cash and cash equivalents were $168,764 as of June 30, 2007, compared to cash and cash equivalents of $130,550 as of September 30, 2006.

Our plan of operations over the next 12 months includes the continued pursuit of our goal to design, engineer, build and operate one or more ethanol plants. In that regard we are dependent upon Hearst Ethanol One, Inc.'s efforts to raise the necessary capital.

Currently the Company’s working capital is not sufficient to satisfy our immediate working capital requirements at our current level of operations. As of the date of this report we need a minimum of $250,000 to meet our insurance premiums, payrolls, taxes, utilities and rent payments between now and September 1, 2007. At present the Company is negotiating with one or more financial institutions but, has no firm commitment for additional funds. In the absence of such a commitment, there is no assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued operations will be materially adversely affected.

In addition to the funding requirements outlined above we believe that we will require a minimum of $2.5 million in the next 30 days to bring our past due accounts payable current and fund our planned operations through the end of the first fiscal quarter of 2008. This funding is also in addition to the capital required for the development of any ethanol production project. We plan to obtain these fund through debt or private placement sales of our equity securities. As of the date of this report the Company has no firm commitment for additional funds. In the absence of a funding commitment there is no assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued operations will be materially adversely affected.
The Company is investigating the options of either selling its two Texas subsidiaries (Bott & Gulfgate) or electing to consent to a voluntary Chapter 11 proceeding, (re-organization), which would allow the Company to continue operating under supervision of the bankruptcy court. The breathing room provided under Chapter 11 would allow the Company to attempt to raise equity or debt financing to provide the necessary capital to reorganize its affairs. There is no guarantee that the Company will be permitted to proceed under Chapter 11 and, further, there is no guarantee that the Company will be successful in raising equity and/or debt financing sufficient to reorganize its affairs.  However, as of the date of this report, no firm decision has been made by the Management. As of the date of this report, no orders have been entered by this court, no receivers or other similar officers have been appointed, nor has the court assumed jurisdiction over the Company’s business.

ITEM 3.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and have concluded that the disclosure controls and procedures, overall, were effective as of the end of the period covered by this report. There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affected, the Company's internal control over financial reporting.

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

On February 12, 2007, the federal court issued a preliminary injunction that, among other things, precludes Mr. Moscaritolo from voting the shareholder proxies that he obtained. Mr. Moscaritolo has filed an answer to the complaint and recently brought counterclaims against the Company. Specifically, the counterclaims allege: (1) Breach of Mr. Moscaritolo's “Employment Contract”; (2) Libel; (3) Nonpayment of Compensation; (4) Waiting Time Penalties; (5) Breach of the Covenant of Good Faith and Fair Dealing; and (6) Indemnification. We do not yet know what amount of damages the counterclaims seek, and the Court has not yet evaluated whether they are legally, much less factually, tenable. There has been no progress to report in settlement negotiations.  A trial date has been set in March, 2008

On December 15, 2006, Mr. Moscaritolo and Mr. Hemingway, individually, and purporting to act derivatively on behalf of the shareholders of the Company, filed a lawsuit in Nevada State Court, County of Washoe (Case No.: CV0603002) against Mr. Latty and Mr. York for injunctive relief, declaratory relief, receivership, and accounting relating to the failed effort to remove them from the Board of Directors of the Company and seeking a court order approving their removal (the “Moscaritolo Action”). In January 2007, Mr. Moscaritolo and Mr. Hemingway voluntarily dismissed the Moscaritolo Action.

On January 10, 2007, Mr. Moscaritolo and Charles L. Christensen filed a lawsuit in the First Judicial District Court of the State of Nevada in and for Carson City (Case No.: 07-00035A) against the Company, Dr. Latty, and Mr. Newsom for injunctive relief to hold an Annual Shareholders Meeting. On February 9, 2007, the Company filed a Motion to Dismiss or Stay the Action based upon the Company Action pending in the United States District Court, Central District of California, Western Division. On February 22, 2007, the court ordered the Corporation to conduct a shareholders meeting on or before April 16, 2007; therefore, an annual meeting was scheduled for that date. On April 2, 2007 a notice of the meeting was sent to the shareholders. On April 4, 2007, the plaintiffs filed a motion for contempt based on the Company's alleged failure to follow appropriate procedures for the annual meeting. On April 9, 2007, the Company filed a motion in opposition disputing the contention. In addition, because of time constraints associated with the plaintiffs' proxy solicitation and the need to conduct a meaningful annual meeting with an opportunity for full shareholder participation, the Company requested an extension of time to May 24, 2007, to complete the annual meeting. The court ruled on the motions and dismissed the Plantiffs motion for contempt and the Company's request for an extension of time.

On April 16, 2007, the Corporation conducted a shareholder meeting at the Corporation's California headquarters.  Because an insufficient number of shares were present to constitute a quorum, the meeting was adjourned and no date was set to continue the meeting.

On May 1, 2007, the plaintiffs filed Motion for Clarification of Prior Orders.  In that Motion, plaintiffs requested the Court to require Convergence to proceed with continuing the shareholder meeting on or before June 13, 2007, to allow the continuation of the meeting without setting a new record date.  On May 11, 2007, the Corporation filed an Opposition to the motion.  In that Opposition, the Corporation offered to continue the annual meeting on September 5, 2007.  On June 4, 2007 the Nevada Court issued an order denying Plaintiff's motion for clarification of prior orders (and motion to compel a June 13th shareholder's meeting).

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

On June 15, 2007, two lawsuits alleging wrongful termination and discrimination were filed by two former employees, who were discharged by the Company on December 1, 2006. The two lawsuits are captioned Edgar P. Ninfranco v. California Mems USA Inc. et al. (Superior Court of California, Los Angeles County, Case No. BC372830) and Jose Luis Cabrera-Chavez v. California Mems USA Inc. et al. (Superior Court of California, Los Angeles County, Case No. BC372831).  The responses to the complaints are due September 3, 2007. The Company strongly believes the claims against the company are without merit and intends to vigorously contest each lawsuit.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the month of October 2006, the Company issued and delivered 70,000 shares of the Company's common stock to one consultant for services valued at approximately $38,500.

During the month of February 2007, the Company issued and delivered 44,606 shares of the Company's common stock to four individuals. These individuals never received the additional shares of stock they were eligible for resulting from the February 18, 2004 Lumalite Holdings, Inc. reverse merger. Shareholders of record prior to the reverse merger date were entitled to receive a multiplier of 1.712458 shares of stock for every share they owned which these individuals never received.

During the month of February 2007, the Company issued and delivered 33,613 shares of the Company's common stock to a Convergence director in exchange for $20,000 of consulting services.

During the month of April 2007, the Company issued and delivered 75,000 shares of the Company's common stock to one consulting firm for services valued at approximately $21,750.

During the month of April 2007, the Company issued and delivered 248,166 shares of the Company's common stock to seven individuals.

During the month of April 2007, the Company issued and delivered 25,000 shares of the Company's common stock to one consulting firm valued at approximately $12,863 to satisfy an account payable.

During the month of April 2007, the Company issued and delivered 41,854 shares of the Company's common stock to one individual.

During the month of June 2007, the Company issued and delivered 670,000 shares of the Company’s common stock to 27 individuals to satisfy its private placement obligations.

Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated or accredited with access to the kind of information registration would provide.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On June 1, the Company received a default and demand notice (the “June Notice”) from GCA Strategic Investment Fund Limited (“GCA”). The June Notice demands payment of (i) the outstanding principal amount owed under the Note of $3,530,000.00, (ii) accrued and unpaid liquidated damages of $334,173.01, (iii) additional liquidated damages of $2,353.33 per day after June 1, 2007, (iv) accrued and unpaid default interest of $225,920.00 pursuant to the Note, and (v) additional default interest of $1,765.00 per day after June 1, 2007. The June Notice also states that legal proceedings will be instituted against the Company without further notice seeking a judgment against the Company for all outstanding indebtedness and all court costs and that GCA intends to hold the Company liable for reasonable attorneys’ fees, as provided in the Purchase Agreement, unless the Company pays the total amount demanded within ten (10) days of the Company’s receipt of the June Notice. (Reference SEC Form 8-K filed June 7, 2007).

On June 11, CGA submitted an offer to the Company to resolve the current default.  The terms of that offer were unacceptable to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)    Exhibits
3.1	Articles of Incorporation, as amended, of Convergence Ethanol, Inc. (incorporated by reference from Exhibit 3.1 to the Registrant's Form 10-QSB/A for the quarter ended December 31, 2006)

3.2	Bylaws, as amended, of Convergence Ethanol, Inc. (incorporated by reference from Exhibit 3.2 to the Registrant's Form 10-QSB/A for the quarter ended December 31, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive and and Chief Financial Officers Pursuant to 18 U.S.C Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVERGENCE ETHANOL, INC. (Registrant)

Date: August 20, 2007	/s/ James A. Latty
James A. Latty
Chief Executive Officer