Form 10QSB/A
period 2007-06-30
Convergence Ethanol, Inc.
filed 2007-08-21
CIK 23778

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

Documents incorporated by reference:

None

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONVERGENCE ETHANOL, INC. (fka Mems USA, Inc.)
Consolidated Balance Sheet

Unaudited
ASSETS	June 30, 2007
Current assets:
Cash and cash equivalent	$168,764
Accounts receivable, net allowance for uncollectible of $154,331	718,261
Inventories, net of provision for obsolete items	1,245,291
Other current assets	345,983
Total current assets	2,478,299
Plant, property and equipment, net	2,435,477
Other assets	244,136
Total assets	$5,157,912

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,549,393
Liquidation Damages	561,270
Current portion of long-term debt	17,412
Loans from shareholders	110,738
Liability to be satisfied through the issuance of shares	561,300
Convertible loan payable	3,530,000
Derivative liability	3,016,839
Total current liabilities	10,346,951
Long-term liabilities	3,672
Total liabilities	10,350,623
Minority interests	103,930
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 21,395,178 shares issued and outstanding	21,395
Additional paid in capital	21,024,305
Accumulated deficit	(22,417,783)
Prepaid Expenses in Stock	(125,000)
Treasury stock (2,710,436 shares)	(3,799,558)
Total stockholders' deficit	(5,296,640)
Total liabilities and stockholders' deficit	$5,157,912

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

Going Concern and Impending Bankruptcy:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company as a going concern. However, the Company has sustained net losses of $22,417,783 which included non-cash net asset impairment charges of $10,900,000 and gains from a change in derivative liability of $1,479,967 and has used substantial amounts of working capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations.

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

CONVERGENCE ETHANOL, INC. (fka Mems USA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)  Other Assets :

The other assets at June 30, 2007 comprises of the following:

Deferred compensation to Directors	156,601
Prepaid Expenses	120,513
Advance to vendors	154,791
Deposits	58,191
Certificate of Deposit due in September, 2009	27,791
Collateralized CDs	67,780
Other assets	7,453
Total Other Assets	590,119
Less : current portion of other assets	(345,983)

Long-term other assets	$244,136

(8)   Plant, Property and Equipment:

A summary at June 30, 2007 are as follows:

Land	$848,608
Buildings and improvements	1,244,453
Furniture, Machinery and equipment	980,623
Automobiles and trucks	47,508
3,121,192
Less accumulated depreciation	(685,715
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

(13)   Liability to be satisfied through the issuance of shares:

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

 (14) Convertible Loan Payable:

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

CONVERGENCE ETHANOL, INC. (fka Mems USA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Registration Rights: As per the agreement, if the registration statement is not timely filed, the Company owes Purchaser liquidated damages in the amount of 1% of the principal amount of the then outstanding balance due under the Note for each 60-day period, prorated, until the registration statement is filed. If the registration statement is not declared effective within such 90 day period, the Company will owe Purchaser liquidated damages in the amount of 2% of the principal amount of the then outstanding balance of the Note for each 30-day period, prorated, until the registration statement is declared effective. The Company filed a Registration Statement on June 13, 2007. As of June 30, 2007 liquidation damages of $561,270 were accrued.

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

CONVERGENCE ETHANOL, INC. (fka Mems USA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible notes were $2,414,852 and $406,229, respectively. $2,821,081 has been recorded as a discount to the convertible notes which will be amortized over the term of the notes. As of June 30, 2007 the entire amount of unamortized discount has been amortized on receiving demand notice from GCA.

In June 2007, the Company received a default and demand notice from GCA due to which the debt is considered as current liability. All unamortized discounts and prepaid debt issuance costs have been amortized as of June 30, 2007

Principal payments on these convertible notes are as follows:

Year ending September 30,
2007	$3,530,000
$3,530,000

(15)   Long-Term Debts:

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

 (16)   Warrants:

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

(17)   Stock-based Compensation:

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

(18)   Stockholders' Equity:

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

During the month of April 2007, the Company issued and delivered 75,000 shares of the Company's common stock to one consulting firm for services valued at approximately $18,750.

During the month of April 2007, the Company issued and delivered 248,166 shares of the Company's common stock to seven individuals. These were recorded as liability to be satisfied through issuance of shares as of March 31, 2007.

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

(19)   Legal settlement:

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

 (20)   Assignment of the Trumble Claims:

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

(21)   Commitments:

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

(22)   Amendments to Articles of Incorporation and Bylaws:

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

 (23)   Contingencies and Legal Proceedings:

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

On June 15, 2007, two lawsuits were filed for wrongful termination and discrimination by two former employees who were discharged by the Company on December 1, 2006 under the captions Edgar P. Ninfranco v. California Mems USA Inc. et al. (Superior Court of California, Los Angeles County, Case No. BC372830) and Jose Luis Cabrera-Chavez v. California Mems USA Inc. et al. (Superior Court of California, Los Angeles County, Case No. BC372831).  The responses to the complaints are due September 3, 2007. The Company strongly believes the claims against the company are without merit and intends to vigorously contest each lawsuit.

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

Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others,on the basis that such transactions did not involve any public offering and the purchasers were sophisticated or accredited with access to the kind of information registration would provide.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On June 1, the Company received a default and demand notice (the “June Notice”) from GCA Strategic Investment Fund Limited (“GCA”). The June Notice demands payment of (i) the outstanding principal amount owed under the Note of $3,530,000.00, (ii) accrued and unpaid liquidated damages of $334,173.01, (iii) additional liquidated damages of $2,353.33 per dayafter June 1, 2007, (iv) accrued and unpaid default interest of $225,920.00 pursuant to the Note, and (v) additional default interest of $1,765.00 per day after June 1, 2007. The June Notice also states that legal proceedings will be instituted against the Company without further notice seeking a judgment against the Company for all outstanding indebtedness and all court costs and that GCA intends to hold the Company liable for reasonable attorneys’ fees, as provided in the Purchase Agreement, unless the Company pays the total amount  demanded within ten (10) days of the Company’s receipt of the June Notice. (Reference SEC Form 8-K filed June 7, 2007).

On June 11, CGA submitted an offer to the Company to resolve the current default. The terms of that offer were unacceptable to the Company.

As of the date of this report, the Company and CGA have not reached a settlement agreement. Negotiations with CGA are currently on-going and the Company is hopeful that a settlement agreement will be reached to resolve the current default by the end of August, 2007.

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

CONVERGENCE ETHANOL, INC. (Registrant)

Date: August 21, 2007	/s/ James A. Latty
James A. Latty
Chief Executive Officer